Form 10-Q
period 1996-03-31
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1996-05-08
CIK 936734

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------

                                       or
                                       --

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the transition period from         to
                                              -------    --------

                         Commission File Number 0-25580
                                                -------

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

DELAWARE                                             77-0390654
- --------                                             ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                2880 JUNCTION AVENUE, SAN JOSE, CALIFORNIA 95134
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 325-7000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

        The number of shares outstanding of the registrant's common stock at April 10, 1996 was 34,769,185.

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION:

ITEM 1- Financial Statements

         Consolidated Condensed Balance Sheets as of March 31, 1996
         and December 31, 1995                                                3

         Consolidated Condensed Statements of Operations for the three
         months ended March 31, 1996 and 1995                                 4

         Consolidated Condensed Statements of Cash Flows
         for the three months ended March 31, 1996 and 1995                   5

         Notes to Condensed Consolidated Financial Statements                 6

ITEM 2 - Management's Discussion and Analysis of
         Financial Condition And Results of Operations                        6


PART II - OTHER INFORMATION

ITEM 1 - Legal proceedings                                                   16

ITEM 2 - Changes in securities                                               16

ITEM 3 - Defaults Upon Senior Securities                                     16

ITEM 4 - Submission of Matters to a Vote of Security Holders                 16

ITEM 5 - Other Information                                                   16

ITEM 6 - Exhibits and Reports on Form 8-K                                    16

SIGNATURE(S)                                                                 17

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                     MARCH 31, 1996  DECEMBER 31, 1995
                                                                     --------------  -----------------
                                                                      (UNAUDITED)

                               ASSETS

Current assets:
  Cash, cash equivalents and short-term investments                       $ 100,022          $ 106,203
  Trade accounts receivable, net of allowance for doubtful accounts of $1,858 and $1,959 as of March 31, 1996 and
    December 31, 1995                                                        92,767             90,640
  Other receivables                                                              --             13,129
  Inventories                                                                72,764             89,635
  Prepaid expenses, other current assets and deferred income taxes           21,969             23,034
                                                                          ---------          ---------
    Total current assets                                                    287,522            322,641
  Property, plant and equipment, net                                         10,875             10,152
  Other assets                                                                6,511              6,385
  Goodwill and other intangibles, net                                        16,410             12,551
                                                                          ---------          ---------
         Total assets                                                     $ 321,318          $ 351,729
                                                                          =========          =========

                             LIABILITIES

Current liabilities:
  Current portion of long-term debt                                       $  14,790          $  18,077
  Trade accounts payable                                                     57,997             94,920
  Other accrued liabilities                                                  21,104             16,557
                                                                          ---------          ---------
         Total current liabilities                                           93,891            129,554
Long-term debt, net of current portion                                        6,234             11,705
Deferred income taxes                                                         1,435              1,860
                                                                          ---------          ---------
         Total liabilities                                                  101,560            143,119
                                                                          ---------          ---------


                        STOCKHOLDERS' EQUITY

Preferred stock, par value $.001; Authorized - 8,000 shares at
  March 31, 1996 and December 31, 1995; none issued and
    outstanding                                                                  --                 --
Common stock, par value $.001; Authorized - 75,000 at March 31,
  1996 and December 31, 1995; issued and outstanding - 34,493
    at March  31, 1996 and 34,673 at December 31, 1995                           34                 35
Additional paid-in capital                                                  306,652            306,697
Distributions in excess of net book value                                   (56,775)           (56,775)
Accumulated deficit                                                         (30,153)           (41,347)
                                                                          ---------          ---------
Total stockholders' equity                                                  219,758            208,610
                                                                          ---------          ---------
         Total liabilities and stockholders' equity                       $ 321,318          $ 351,729
                                                                          =========          =========


        The accompanying notes are an integral part of these consolidated financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED
                                                       ------------------

                                                MARCH 31, 1996   MARCH 31, 1995
                                                --------------   --------------

                                                          (UNAUDITED)

Net sales                                            $ 187,605         $ 80,276
Cost of sales                                          147,543           59,591
                                                     ---------         --------
  Gross profit                                          40,062           20,685
                                                     ---------         --------
Operating expenses:
  Research and development                               4,803            1,987
  Selling, general and administrative                   15,983            7,001
  Amortization of intangibles                            1,207               --
                                                     ---------         --------
          Total operating expenses                      21,993            8,988
                                                     ---------         --------
Income from operations                                  18,069           11,697
Interest income (expense), net                             225           (1,467)
Other expense, net                                         (93)              --
                                                     ---------         --------
Income before provision for income taxes                18,201           10,230
Provision for income taxes                               7,007            4,092
                                                     ---------         --------

Net income                                           $  11,194         $  6,138
                                                     ---------         --------

 Accretion for dividends on mandatorily

   redeemable preferred stock                               --             (292)
                                                     ---------         --------

Net income available for common
   stockholders                                      $  11,194         $  5,846
                                                     =========         ========

Net income per share                                 $    0.32         $   0.28
                                                     =========         ========

Shares used in computing per share amounts              35,342           20,900



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED

                                                               MARCH 31, 1996   MARCH 31, 1995
                                                               --------------   --------------
                                                                         (UNAUDITED)
Cash flows from operating activities:
Net income                                                           $ 11,194         $  6,138
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization                                           1,901              244
Provision for doubtful accounts                                           513              (25)
Provision for excess and obsolete inventories                           1,680             (650)
Changes in assets and liabilities:
Trade accounts and other receivables                                   10,489           (5,339)
Inventories                                                            10,125           (3,371)
Prepaid expenses, deferred income taxes and other assets                  939             (704)
Trade accounts payable and other liabilities                          (32,800)          14,296
Other                                                                     (35)              --
                                                                     --------         --------
Net cash provided by operating activities                               4,006           10,589
                                                                     --------         --------

Cash flows from investing activities:
Purchases of property and equipment                                    (1,417)            (350)
Proceeds from sales of short-term investments                           6,023           15,758
                                                                     --------         --------
Net cash provided by investing activities                               4,606           15,408
                                                                     --------         --------

Cash flows from financing activities:
Repayments to stockholders                                                             (82,664)
Proceeds from issuance of common stock                                      2              536
Proceeds from long-term debt                                            3,939           25,000
Payments of long-term debt                                            (12,697)         (10,000)
Repurchases of common stock                                               (14)              --
                                                                     --------         --------
Net cash used in financing activities                                  (8,770)         (67,128)
                                                                     --------         --------

Net decrease in cash and cash equivalents                                (158)         (41,131)
Cash and cash equivalents at beginning of period                       93,971           57,164
                                                                     --------         --------
Cash and cash equivalents at end of period                           $ 93,813         $ 16,033
                                                                     ========         ========

Supplemental Disclosure of cash flow information:
     Income taxes paid during the period                             $    640         $    350
                                                                     --------         --------
     Interest paid during the period                                 $    307         $    197
                                                                     --------         --------

Supplemental disclosure of non-cash financing activities:
     Issuance of capital lease obligations for acquisition of
        property and equipment                                             --         $  1,031
                                                                     --------         --------


   The accompanying notes are an integral part of these consolidated financial statements

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1995.

The Company operates under a 52-53 week fiscal year with thirteen week quarters that end on the Sunday closest to calendar quarter end.

Operating results for the quarter ended March 31, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


2.       INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                         March 31, 1996       December 31, 1995
                                         --------------       -----------------
                                          (Unaudited)
Raw materials                                $25,896               $42,194
Work in process                               22,597                33,597
Finished goods                                24,271                13,844
                                             -------               -------
                                             $72,764               $89,635
                                             =======               =======


3.       SPEA PURCHASE PRICE ALLOCATION

During the quarter ended March 31, 1996, the Company adjusted the purchase price related to the Spea acquisition that occurred during November 1995. The adjustment related to inventory impairments that existed at the data of acquisition and certain unfavorable purchase commitments. These purchase price adjustments resulted in an increase of goodwill of $5 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

 The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. All references to years represent fiscal years unless otherwise noted.

OVERVIEW

    The Company develops, manufactures, markets and supports multimedia and connectivity subsystems for IBM-compatible personal computers ("PCs") and Macintosh computers. In September 1995, the Company acquired Supra Corporation ("Supra"), a supplier of fax/modem products, including related software, for the PC and Macintosh markets. In November 1995, the Company acquired SPEA Software AG ("Spea"), a German corporation. Spea develops, markets and supports add-in graphics and multimedia accelerator subsystems for PCs and 3D graphics accelerators for computer-aided design ("CAD") applications. Both acquisitions have been accounted for as purchase business combinations.

NET SALES

    Net sales for the first quarter of 1996 increased by 134% to $187.6 million from $80.3 million for the first quarter of 1995. The increase in net sales over the prior year's first fiscal quarter was primarily attributable to the revenues generated by the growth in demand for the Stealth series of graphics accelerator cards, sales of the Edge 3D graphics accelerator cards, which were first sold in significant quantity in the fourth quarter of 1995, and the revenues generated by the recently acquired subsidiaries of Supra and Spea, which together amounted to approximately $60.8 million for the first quarter of fiscal 1996. Because the acquisitions were accounted for as purchases, the results of operations for the first quarter of 1995 do not include those of Supra or Spea. These increases were offset, in part, by a decline in sales of the Viper series of graphics accelerator cards as these products were replaced by the new Stealth product line. Net sales of fax/modems continued to grow rapidly in the first quarter of 1996 with the IBM-compatible personal computer ("PC") market for fax/modems growing faster than the Macintosh market.

    The increase in sales also reflected significant increase in international sales, which represented 46% in the first quarter of 1996 compared to 31% in the first quarter of 1995. During 1995, the Company acquired Spea, increased its sales to international OEMs, opened offices in the United Kingdom and France, and launched sales efforts in South America and Korea.

GROSS MARGIN

     Gross margin (gross profit as a percentage of sales) was 21.3% in the first quarter of 1996 compared to 25.8% in the first quarter of 1995. Gross margin declined primarily due to overall lower unit prices, increased sales to OEM accounts, and a higher proportion of lower-margin European sales, which comprised approximately 32% of sales in the first quarter of 1996 versus approximately 26% of sales in the first quarter of 1995. European sales have traditionally had lower gross margins than domestic sales primarily due to competitive pricing pressures and two-tier distribution practices.

     During the second fiscal quarter of 1996, declines in prices for DRAMs and other components are expected to result in lower costs for the Company's products. As a result, gross margins may improve in the second quarter. The two immediately preceding sentences contain forward-looking statements which involve risks and uncertainties and actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those set forth under "Certain Factors That May Affect Future Performance" and elsewhere in this Form 10-Q.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased $2.8 million (142%) from $2.0 million (2.5% of net sales) in the first quarter of 1995 to $4.8 million (2.6% of net sales) in the first quarter of 1996. The increase in research and development expenses for the first quarter in 1996 compared to the first quarter of 1995 was due primarily to higher personnel-related expenses and, to a lesser extent, the material and outside service costs associated with new product development. Additionally, the increase as a percentage of net sales primarily reflects the significant increase in the Company's engineering staff and occupancy costs related to its efforts to support the introduction of new product lines, including those that will offer various combinations of graphics, digital video, 3D animation, sound, ISDN modem, telephony, television and other emerging functions. This increase in spending is also attributable to the acquisitions of Supra and Spea (which were not included in operating results for the first quarter of 1995), as well as the continued expansion of product development activities. The Company anticipates that its research and development expenses will continue to increase in absolute dollars and may increase as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased to $16.0 million in the first quarter of 1996 (8.5% of net sales) from $7.0 million in the first quarter of 1995 (8.7% of net sales). The increase in expenses was due primarily to higher personnel-related expenses associated with increased staffing to handle the expansion in the Company's overall level of business, including Supra and Spea, and to improve its systems and procedures infrastructure, as well as increased selling and marketing expenses associated with higher sales and increased promotion of the Company's products, particularly in international markets. The decrease in expenses as a percentage of net sales resulted primarily from having a higher proportional increase in net sales. The Company anticipates that its selling, general and administrative expenses will continue to increase in absolute dollars, but may vary as a percentage of net sales, as the Company continues to expand its efforts at penetrating certain sales channels and regions, and continues to strengthen management information and telecommunications systems to support its existing and acquired businesses and the anticipated growth in the scope of its operations, including the recent acquisitions of Supra and Spea.

AMORTIZATION OF INTANGIBLE ASSETS

    The Company incurred amortization expense of $1.2 million in the first quarter of 1996. This expense relates to amortization of purchased technology and goodwill from the Supra and Spea acquisitions which occurred in the third and fourth quarters of 1995, respectively.

INTEREST INCOME (EXPENSE)

     Interest income was $225,000 in the first quarter of 1996 compared to interest expense of $1,467,000 in the first quarter of 1995. Interest income in the first quarter of 1996 was generated from the Company's cash and short-term investments, offset in part by interest expense on outstanding borrowings. The interest expense for the first quarter of 1995 was due primarily to interest on certain debt that was repaid at the time of the Company's initial public offering in April 1995.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 38.5% for the first quarter of 1996 and 40.0% for the first quarter of 1995. For the first quarter of 1995, the Company's effective tax rate approximated federal and state statutory rates. Differences from the statutory rates consisted principally of the effect of state income taxes and the research and development tax credit. For the first quarter of 1996, the decrease in the effective tax rate was due primarily to higher research and development credits, federal tax-exempt interest income and tax benefits from the Company's foreign sales corporation.

RECENT ACCOUNTING PRONOUNCEMENTS

    During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. Statement 121 will be effective for the Company's fiscal year 1996. The Company has studied the implications of the statement and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

    During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company plans to adopt SFAS No. 123 during 1996 utilizing the disclosure alternative.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and equivalents decreased by $0.2 million during the quarter ended March 31, 1996. Operating activities provided $4.0 million in cash. The primary sources of cash were net income of $11.2 million, a decrease in receivables and inventories of $10.5 million and $10.1 million, respectively, depreciation and amortization of $1.9 million, and a decrease of $0.9 million in prepaid expenses, deferred taxes and other assets. These sources of cash from operating activities were offset, in part, by a decrease in accounts payable and other liabilities of $32.8 million.

     The Company provided $4.6 million in cash from investing activities primarily due to proceeds from sales of short-term investments of $6.0 million, offset in part, by purchases of property and equipment of $1.4 million. Net cash used in financing activities was $8.8 million primarily due to payments of $12.7 million on long-term debt, offset in part, by $3.9 million of proceeds from term loans and revolving credit facilities.

     At March 31, 1996, the Company had $93.8 million of cash and cash equivalents and an additional $6.2 million in short-term investments. Further, as of such date, the Company had lines of credit and bank credit facilities totaling $55.1 million, of which $38.1 million is unused and available under these credit facilities.

The Company currently expects to spend approximately $5 million for capital equipment in 1996, principally relating to computer and office equipment, all or a portion of which may be financed by equipment lease financing. The Company believes that its cash balances, short term-investments, and available credit under existing bank lines will be sufficient to meet anticipated operating and investing requirements for the foreseeable future. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS; SEASONALITY

    The Company's future operating results may vary significantly from period to period as a result of a number of factors, including the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to successfully introduce competitive products in a timely manner would adversely affect operating results for one or more product cycles. The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. Also, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenues during the period of adjustment. Moreover, as often occurs in the personal computer industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

    Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's operating results due to an inability to adjust expenses or inventory during the quarter to match the level of revenues for the quarter. Excess inventory could also result in cash flow difficulties as well as added expenses associated with inventory write-offs or sell-offs.

    The Company's gross margins are impacted by product life cycles, the mix of products sold, the mix of distribution channels, pricing pressures, the availability and cost of products and components from the Company's suppliers, component price inflation or deflation, and general economic conditions. For example, Diamond has increased its sales to OEMs, which historically have yielded lower gross margins, and to the retail/mass merchant channel, which typically provides higher gross margins than OEM sales but requires higher sales and marketing expenses and carries price protection and stock rotation liabilities. Individual product lines generally provide higher margins at the beginning of the typical six-to-twelve-month product life cycle, and lower margins as the product line matures. Product lines with less value-added, however, such as multimedia upgrade kits, generally provide lower margins than product lines with higher value-added. The Company's markets are characterized by intense ongoing competition and a trend of declining average selling prices. The decline in selling prices may cause the amount of revenues in any one quarter to be lower than the preceding quarter even though more units were sold during the preceding quarter. This trend of declining prices accelerated during the first quarter of 1996 and is expected to continue in the second quarter of 1996. Accordingly, the Company's average selling prices and margins may decline in the future from the levels experienced to date. The Company's gross margins may also be adversely affected by shortages of and higher prices for key components for the Company's products, including its recently acquired modem and fax/modem products, which have been impacted from time-to-time by a scarcity in supply of modem chipsets. In addition, the Company's gross margins may be adversely affected if the market prices for certain components used by the Company, such as DRAMs, VRAMs or multimedia controller chips, decline more rapidly than the Company is able to process its component inventory bought earlier at higher prices into finished products, book and ship the associated orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer.

    The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth calendar quarter of each year. This seasonality may become more pronounced in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel or to the extent that PCs become more consumer-oriented products. Also, to the extent the Company is successful in expanding its consumer-oriented markets and European operations, both internally and through its acquisition of Spea, it may experience relatively weak demand in third calendar quarters due to historically weak summer sales, particularly in Europe.

MANAGEMENT OF GROWTH; INTEGRATION OF SUPRA AND SPEA

     In recent years, the Company has experienced a significant expansion in the overall level of its business and scope of its operations, including research and development, marketing, technical support, and sales and distribution. In addition, through its acquisitions of Supra in September 1995 and Spea in November 1995, the Company increased the scope of its product lines and multinational operations. This expansion in scope has resulted in a need for significant investment in infrastructure and systems. Furthermore, this requirement is relatively more substantial due to the limited systems investment made by the Company prior to 1995. This requirement includes, without limitation, securing adequate financial resources to successfully integrate and manage the acquired businesses, retention of key employees, integration of management information and telecommunications systems, consolidation of geographically dispersed manufacturing and distribution facilities, coordination of suppliers, rationalization of distribution channels, and integration of various functions and groups of employees, each of which could pose significant challenges. Moreover, Spea historically has not been profitable and the Company's management needs to make significant and rapid improvements at Spea for the merged operation to achieve profit margins comparable to the Company's historical results. The Company's future operating results will depend in large measure on its success in implementing operating, manufacturing and financial procedures and controls, improving communication and coordination among different operating functions, integrating certain functions such as sales, procurement and manufacturing, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in all areas. There can be no assurance that the Company will be able to manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's operating results.

SHORT PRODUCT LIFE CYCLES

   The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. The Company must continually monitor industry trends and make difficult choices in selecting new technologies and features to incorporate into its products. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space in future periods. Moreover, because of the short product life cycles coupled with the long lead times for many components used in the Company's products, the Company may not be able, in a timely manner, to reduce its procurement commitments, production or inventory levels in response to unexpected shortfalls in sales or declines in prices or, conversely, to increase production in response to unexpected increases in demand. This lack of timely forecasting or operations response to changes in actual or expected demand could result in excess inventory, inventory write downs and gross margin compression or, conversely, in lost sales due to product unavailability.

NEW OPERATING SYSTEMS

     The PC industry has recently been characterized by significant operating system changes, such as the introduction of OS/2 Warp in 1994, Windows 95 in 1995 and the expected introduction of Windows NT 4.0 in 1996. While new operating systems can provide new market opportunities, such as the growing market for graphical user interface ("GUI") accelerators that occurred with the introduction of Windows 3.0 and the expected growth in the PC games market with the introduction of Windows 95, new operating systems also place a significant research and development burden on the Company. New drivers, applications and user interfaces must be developed for the new operating systems in order to maintain revenue levels. Perhaps more significantly, such drivers, applications and interfaces customarily are ported to the recently shipped portion of the Company's installed base. This effort involves a substantial software engineering, compatibility testing and customer technical support investment with only a limited near-term incremental revenue return since these driver updates are usually provided via electronic distribution free to the Company's customers, and the installation of this software may result in increased technical support calls. Moreover, during the introductory period of a major new operating system release such as Windows 95, such installed base support may reduce the research and development and customer technical support resources available for launching new products. Furthermore, new operating systems for which the Company develops driver support may not be successful, and a reasonable financial return on the corollary research and development investment may not be achieved.

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

    The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly application specific integrated circuit ("ASIC") chipsets that provide graphics, digital video, 3D CAD, television (TV), sound, 3D animation, telephony and other multimedia functions, VRAM and DRAM memory, TV tuners and fax/modem chipsets, including voice modem and simultaneous voice and data ("SVD") modem chipsets. These components are periodically in short supply and on allocation by semiconductor manufacturers. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical cost levels. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin.

     From time to time supply-demand conditions for semiconductor components may change. During periods of oversupply, prices are likely to fall and certain vendors of such semiconductor chips may liquidate their inventories in a rapid manner. If such semiconductor vendors are suppliers to the Company's competitors, then such actions could enable competitors of the Company to enjoy, at least on a temporary basis, a cost advantage vis-a-vis the Company, and any resultant price reduction for such competitors' products could require the Company to reduce its prices, thereby depressing the Company's margins or revenues in one or more operating periods.

     During periods of oversupply and associated price deflation of semiconductor components, customers of the Company, particularly those comprising channels that do not receive price protection from the Company, may seek to draw down the inventory that they hold since such inventory may bear a price deflation risk. As a consequence, the Company may see its orders and revenue depressed during such inventory reduction periods, which could adversely affect revenues or gross margin in the related operating period or periods.

DEPENDENCE ON GRAPHICS AND MULTIMEDIA ACCELERATOR MARKET

    Sales of graphics and multimedia accelerator subsystems accounted for greater than 75% and 85% of the Company's revenues in the first quarter of 1996 and the same period in 1995, respectively. Although the Company introduced audio/telecommunications subsystems in mid-1995, and acquired Supra, a supplier of internal and external fax/modems, in September 1995, graphics and multimedia accelerator subsystems are expected to continue to account for a substantial majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics or multimedia accelerator subsystems, whether as a result of new product introductions, price competition, excess supply, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

MIGRATION TO PERSONAL COMPUTER MOTHERBOARDS; OEM RISKS

     The Company's graphics and multimedia accelerator subsystems are individual products which function with personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing the functionality is typically reduced by means of large scale integration onto semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. The Company expects that such migration could, in fact, occur with respect to the functionality provided by the Company's current products. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced functions and offer flexibility in systems configuration, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into the CPU microprocessor will not adversely affect the future market for the Company's products.

    The Company currently has only a limited number of OEM customers. While the Company is seeking to increase its sales to OEMs, certain OEMs maintain internal add-in subsystem design and manufacturing capabilities or have existing relationships with competitors of the Company, and there can be no assurance that the Company will be successful in its efforts to increase its OEM sales. In any case, it is expected that OEM revenue will carry a lower gross margin percentage compared to sales to other channels due to perceived lower expenses to support such OEM revenue and the buying power exercised by large OEMs. Furthermore, the Company's products are priced and generally aimed at the higher performance segment of the market. Therefore, to the extent that OEMs focus on price rather than performance, an increase in the proportion of the Company's sales to OEMs may result in an increase in the proportion of the Company's revenue generated by lower price, lower gross margin products, which could adversely affect future operating results.

COMPETITION

    The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of add-in visual and audio subsystems and data communications products, and indirectly against OEMs to the extent they manufacture their own add-in subsystems or incorporate on the personal computer motherboard the functionality provided by the Company's products. In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies in the sound, fax/modem, telephony, digital signal processing and central processing unit markets) emerge as competitors across broader product categories.

    In addition, manufacturers of chipsets or other components used in the Company's products could become future competitors of the Company to the extent that such manufacturers elect to integrate forward into the add-in subsystem or value-added software market. Certain of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources than the Company, and many have long-standing market positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors also have a competitive cost advantage from being located in areas that impose significantly lower taxes than the United States or provide a substantially lower cost of labor. Many of the Company's current and potential competitors design and manufacture their own graphics acceleration, video, sound, fax/modem or other multimedia processing chipsets. While the Company believes that its semiconductor vendor flexibility enables it to select from among the most advanced and price competitive chipsets available, the captive semiconductor operations of certain of the Company's current and potential competitors could provide significant advantages, including greater control over component design, systems design, availability and cost. Also, the Company believes that certain of its current and potential competitors compete largely on the basis of price, which may result in significant price competition, lower margins for the Company's products or otherwise affect the market for the Company's products. There can be no assurance that the Company will be able to continue to compete successfully in its markets, or will be able to compete successfully against current and new competition as the Company's technology, markets and products continue to evolve.

DISTRIBUTION RISKS; DIVERSIFICATION OF SALES CHANNELS

    The Company sells its products to a domestic and international network of distributors, retailers/mass merchants and OEM customers, and the Company's success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail/mass merchant industries have historically been characterized by rapid change, including periods of widespread financial difficulties and consolidations and the emergence of alternative distribution channels. The loss of, or reduction in sales to, certain of the Company's key customers could have a material adverse effect on the Company's operating results, as could the failure of such customers to pay their accounts receivables to the Company. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet or increased use of catalog or consumer-oriented channels for personal computer sales, could affect the Company in ways not yet known.

     The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases, as well as price protection on unsold inventory. The Company estimates returns and accrues for potential price protection on unsold inventory. However, there can be no assurance that these estimates or accruals will be sufficient, or that any future returns or price reductions will not have a material adverse effect on operating results, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystem industry could result in significant product returns. In addition, there can be no assurance that new product introductions by competitors or other market factors will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's operating results.

RAPID TECHNOLOGICAL CHANGE

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. Product life cycles in the Company's markets frequently range from 6 to 12 months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionalities that meet changing customer requirements in a cost-effective manner.

CAPITAL NEEDS; ACQUISITIONS

    The financial obligations incurred by the Company as a result of the Supra and Spea acquisitions are expected to consume a portion of the Company's available capital. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Any shortfall in capital resources compared to the Company's level of operations, or any inability to secure additional capital as needed, could impair the Company's ability to finance inventory, accounts receivable and other operational needs. Such capital limitations could also impair the Company's ability to invest in research and development, sales and marketing programs, customer service and support and other operations, any of which could have a material adverse effect on the Company's business and operating results. Moreover, any need to raise additional capital through the issuance of equity securities may result in additional dilution to earnings per share.

RISKS OF INTERNATIONAL SALES

    The Company's international sales are subject to a number of risks generally associated with international sales, including the effect on demand for the Company's products in international markets as a result of a strengthening or weakening U.S. dollar (or German mark, in the case of Spea), the effect of currency fluctuations on consolidated multi-national financial results, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions, the expenses, time and technical resources required to localize the Company's various products and support local languages, the logistical difficulties of managing multinational operations and dispersed product inventory designed or manufactured to meet specific countries' requirements, and delays and expenses associated with homologating the Company's telecommunications products and securing necessary governmental approvals for various countries.

PROPRIETARY RIGHTS

     The Company has only a limited number of patents and patent applications and relies primarily on a combination of copyright and trade secret protection to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated intellectual property rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

STOCK PRICE VOLATILITY

    The trading price of the Common Stock has been subject to fluctuations to date, and could be subject to wide fluctuations in the future in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the markets for the Company's products or the computer industry, the price and availability of purchased components, general financial market conditions, market conditions for technology, PC or semiconductor stocks, changes in earnings estimates by analysts, or other events or factors. In this regard, the Company does not endorse and accepts no responsibility for the estimates or recommendations issued by analysts from time to time. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Not applicable.

ITEM 2.        CHANGES IN SECURITIES

Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.        OTHER INFORMATION

Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         11.1       Statement Regarding Computation of Net Income per Share

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DIAMOND MULTIMEDIA SYSTEMS, INC.



Date:   May 6, 1996                        /s/ William J. Schroeder
                                           ----------------------------
                                           William J. Schroeder
                                           President and Chief Executive Officer



Date:   May 6, 1996                        /s/ Gary B. Filler
                                           ----------------------------
                                           Gary B. Filler
                                           Chief Financial Officer