Form 10-Q
period 1996-06-30
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1996-08-14
CIK 936734

                                                     FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                         Commission File Number 0-25580


                        DIAMOND MULTIMEDIA SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)


DELAWARE                                                77-0390654
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

         The number of shares outstanding of the registrant's common stock at June 30, 1996 was 34,390,503.

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                            Page
PART I - FINANCIAL INFORMATION:

ITEM 1-  Financial Statements

         Consolidated Condensed Balance Sheets as of June 30, 1996
         and December 31, 1995                                                3

         Consolidated Condensed Statements of Operations for the three
         and six months months ended June 30, 1996 and June 30, 1995          4

         Consolidated Condensed Statements of Cash Flows
         for the six months ended June 30, 1996 and June 30, 1995             5

         Notes to Consolidated Condensed Financial Statements                 6


ITEM 2 - Management's Discussion and Analysis of
         Financial Condition And Results of Operations                        7


PART II - OTHER INFORMATION

ITEM 1 - Legal proceedings                                                   18

ITEM 2 - Changes in securities                                               18

ITEM 3 - Defaults Upon Senior Securities                                     18

ITEM 4 - Submission of Matters to a Vote of Security Holders                 18

ITEM 5 - Other Information                                                   18

ITEM 6 - Exhibits and Reports on Form 8-K                                    18

SIGNATURE(S)                                                                 20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       JUNE 30,  1996   DECEMBER 31,  1995
                                                                          (UNAUDITED)
                               ASSETS
Current assets:
  Cash and cash equivalents                                               $  91,812        $  93,971
   Short-term investments                                                     6,292           12,232
  Trade accounts receivable, net of allowance for doubtful accounts of $1,984 and $1,959 as of June 30, 1996 and
    December 31, 1995                                                        68,937           90,640
  Other receivables                                                              --           13,129
  Inventories                                                                61,654           89,635
  Prepaid expenses, other current assets and deferred income taxes           24,659           23,034
                                                                          ---------        ---------
    Total current assets                                                    253,354          322,641
  Property, plant and equipment, net                                         11,994           10,152
  Other assets                                                                6,634            6,385
  Goodwill and other intangibles, net                                        18,828           12,551
                                                                          ---------        ---------
         Total assets                                                     $ 290,810        $ 351,729
                                                                          =========        =========

                             LIABILITIES

Current liabilities:
  Current portion of long-term debt                                       $  14,231        $  18,077
  Trade accounts payable                                                     41,957           94,920
  Other accrued liabilities                                                  12,072           16,557
                                                                          ---------        ---------
         Total current liabilities                                           68,260          129,554
Long-term debt, net of current portion                                        5,027           11,705
Deferred income taxes                                                         1,213            1,860
                                                                          ---------        ---------
         Total liabilities                                                   74,500          143,119
                                                                          ---------        ---------


                        STOCKHOLDERS' EQUITY

Preferred stock, par value $.001; Authorized - 8,000 shares at
June 30, 1996 and December 31, 1995; none issued and outstanding                 --               --
Common stock, par value $.001; Authorized - 75,000 at June 30,
 1996 and December 31, 1995; issued and outstanding - 34,391
  at June 30, 1996 and 34,673 at December 31, 1995                               34               35
Additional paid-in capital                                                  307,994          306,697
Distributions in excess of net book value                                   (56,775)         (56,775)
Accumulated deficit                                                         (34,943)         (41,347)
                                                                          ---------        ---------
Total stockholders' equity                                                  216,310          208,610
                                                                          ---------        ---------
         Total liabilities and stockholders' equity                       $ 290,810        $ 351,729
                                                                          =========        =========



   The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             (UNAUDITED)                       (UNAUDITED)

                                                   JUNE 30, 1996     JUNE 30, 1995   JUNE 30, 1996    JUNE 30, 1995
                                                   -------------     -------------   -------------    -------------

Net sales                                             $ 120,219        $  95,110       $ 307,824        $ 175,386
Cost of sales                                           109,052           72,023         256,595          131,614
                                                      ---------        ---------       ---------        ---------
  Gross profit                                           11,167           23,087          51,229           43,772
                                                      ---------        ---------       ---------        ---------
Operating expenses:
  Research and development                                4,631            2,257           9,434            4,244
  Selling, general and administrative                    13,851            8,221          29,834           15,222
  Amortization of intangibles                             1,187               --           2,394               --
                                                      ---------        ---------       ---------        ---------
          Total operating expenses                       19,669           10,478          41,662           19,466
                                                      ---------        ---------       ---------        ---------
Income (loss) from operations                            (8,502)          12,609           9,567           24,306
Interest income (expense), net                              660               --             885           (1,467)
Other expense, net                                           53               --             (40)              --
                                                      ---------        ---------       ---------        ---------
Income (loss) before provision for income                (7,789)          12,609          10,412           22,839
taxes
Provision (benefit) for income taxes                     (2,999)           4,815           4,008            8,907
                                                      ---------        ---------       ---------        ---------

Net income (loss)                                     $  (4,790)       $   7,794       $   6,404        $  13,932
                                                      ---------        ---------       ---------        ---------
Reversal of accretion for dividends on
mandatorily redeemable preferred stock                      --              292              --               --
                                                      ---------        ---------       ---------        ---------

Net income (loss) available for common
stockholders                                          $  (4,790)       $   8,086       $   6,404        $  13,932
                                                      =========        =========       =========        =========

Net income (loss) per share                           $   (0.14)       $    0.30       $    0.18        $    0.58
                                                      =========        =========       =========        =========

Shares used in computing per share amounts               34,328           27,115          35,111           23,997




        The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                  ----------------
                                                                          JUNE 30, 1996    JUNE 30, 1995
                                                                          -------------    -------------
                                                                                    (UNAUDITED)
Cash flows from operating activities:
Net income                                                                   $  6,404         $ 13,932
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization                                                   3,817              550
Provision for doubtful accounts                                                   263              (50)
Provision for excess and obsolete inventories                                  13,819             (750)
Changes in assets and liabilities:
Trade accounts and other receivables                                           34,569          (21,210)
Inventories                                                                     6,072          (15,606)
Prepaid expenses, deferred income taxes and other assets                       (1,874)          (1,150)
Trade accounts payable and other liabilities                                  (58,095)          21,721
Other                                                                             (65)            (172)
                                                                             --------         --------
Net cash provided by operating activities                                       4,910           (2,735)
                                                                             --------         --------
Cash flows from investing activities:
Purchases of property and equipment                                            (3,068)          (1,032)
Proceeds from sales of short-term investments                                   5,940           15,758
                                                                             --------        ---------
Net cash provided by investing activities                                       2,872           14,726
                                                                             --------        ---------
Cash flows from financing activities:
Repayments to stockholders                                                                     (82,664)
Proceeds from Initial Public Offering, less related expenses                                   117,322
Payment of Mandatorily Redeemable Preferred Stock                                              (29,174)
Repayment of subordinated promissory notes                                                     (34,167)
Proceeds from issuance of common stock                                            799              536
Principal payments under capital lease obligations                               (376)             (92)
Proceeds from term loans and revolving credit facilities                        3,939           25,000
Payments of term loans and credit facilities                                  (14,285)         (25,000)
Repurchases of common stock                                                       (18)              --
                                                                             --------         --------
Net cash used in financing activities                                          (9,941)         (28,239)
                                                                             --------         --------

Net decrease in cash and cash equivalents                                      (2,159)         (16,248)
Cash and cash equivalents at beginning of period                               93,971           57,164
                                                                             --------         --------

Cash and cash equivalents at end of period                                   $ 91,812         $ 40,916
                                                                             ========         ========
Supplemental Disclosure of cash flow information:

     Income taxes paid during the period                                    $   6,980        $   9,050
                                                                            ---------        ---------
     Interest paid during the period                                        $     657        $   1,884
                                                                            ---------        ---------
Supplemental disclosure of non-cash financing activities:
     Issuance of capital lease obligations for acquisition of
        property and equipment                                              $     197        $   1,469
                                                                            ---------        ---------




        The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

Operating results for the quarter and the six months ended June 30, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                            June 30, 1996                    December 31, 1995
                            -------------                    -----------------
                             (Unaudited)
Raw materials                   $24,955                           $42,194
Work in process                  20,718                            33,597
Finished goods                   15,981                            13,844
                              ---------                         ---------
                                $61,654                           $89,635
                               ========                          ========



3. SPEA PURCHASE PRICE ALLOCATION

During the three and six months ended June 30, 1996, the Company adjusted the purchase price related to the Spea acquisition that occurred during November 1995. The adjustments related primarily to inventory impairments that existed at the date of acquisition and certain unfavorable purchase commitments. These adjustments resulted in an increase of goodwill of $8.1 million.

Under the terms of the acquisition agreement, a certain number of shares of the Company's common stock were withheld upon the outcome of certain contingencies. During the second quarter of 1996, approximately 61,000 shares of the total of approximately 465,000 shares of the Company's common stock which were withheld were issued in settlement of the contingencies resulting in an increase of goodwill of $0.5 million.

4. LITIGATION

The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July 1996 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 26, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no schedule for the litigation has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under "Certain Factors That May Affect Future Performance" below and elsewhere in this report.

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

NET SALES

    Net sales for the second quarter and the first six months of 1996 increased $25.1 million (26%) to $120.2 million and $132.4 million (76%) to $307.8 million, respectively, compared to the corresponding prior year periods. The increases in net sales were primarily attributable to the revenues generated by the growth in demand for the Stealth series of graphics accelerator cards and the revenues generated by the recently acquired subsidiaries of Supra and Spea, which together amounted to approximately $35.6 million and $96.4 million for the second quarter and first six months of 1996, respectively. Because the acquisitions were accounted for as purchases, the results of operations for the second quarter and the first six months of 1995 do not include those of Supra or Spea. These increases were offset, in part, by a decline in sales of the Viper and Speedstar series of graphics accelerator cards as these products were replaced by the new Stealth product line, a decrease in the sale of multimedia upgrade kits, and declining unit prices.

    The increase in net sales also reflected an increase in international sales, which represented 36% in the second quarter of 1996 compared to 35% in the second quarter of 1995 and 42% in the first six months of 1996 compared to 33% for the corresponding period of the prior year. These increases in international sales are attributable to actions taken by the Company during 1995. During 1995, the Company acquired Spea, increased its sales to international OEMs, opened offices in the United Kingdom and France and launched sales efforts in South America and South Korea.

    Net sales for the second quarter of 1996 declined from the first quarter of 1996 by $67.4 million (36%) to $120.2 million. The decrease was due primarily to declining unit prices, product mix changes and significantly decreased shipments in Europe. The decline in sales during the second quarter of 1996 compared to the first quarter of 1996 negatively impacted the Company's operating results during the second quarter.

GROSS PROFIT

    Gross profit for the second quarter of 1996 decreased $11.9 million (52%) to $11.2 million compared to the second quarter of 1995 and increased $7.5 million (17%) to $51.2 million in the first six months of 1996 compared to the corresponding period last year. Gross margin (gross profit as a percentage of sales) decreased to 9.3% of net sales during the second quarter of 1996 from 24.3% for the corresponding period of 1995 and decreased to 16.6% for the first six months of 1996 from 25% for the corresponding period of 1995. Gross profit declined due, in part to a charge for approximately $10 million in the second quarter of 1996 reflecting increased inventory reserves and expected customer price protection claims related to the Diamond Edge(R) 3D product, as well as lower unit prices across most product lines and price protection credits issued to retail customers as a result of sales price decreases. The charge of approximately $10 million and the large decline in sales from the prior quarter were significant factors which contributed to the Company's net loss during the second quarter of 1996.

    Gross profit for the second quarter of 1996 compared to the first quarter of 1996 decreased $28.9 million (72%) to $11.2 million from $40 million. Gross profit decreased to 9.3% of net sales during the second quarter of 1996 from 21.4% for the first quarter of 1996. This decrease in gross profit was due primarily to the factors noted in the paragraph above. Additionally, the gross profit in the second quarter was negatively impacted by a lower volume of unit sales in which to absorb the fixed portion of manufacturing costs.

RESEARCH AND DEVELOPMENT

    Research and development (R&D) expenses increased $2.4 million (105%) and $5.2 million (122%) for the second quarter and the first six months of 1996, respectively, compared to the corresponding periods in 1995. As a percentage of sales, R&D expenses were 3.9% and 2.4% in the second quarter of 1996 and 1995, respectively, and 3.1% and 2.4% in the first six months of 1996 and 1995, respectively. These increases were due primarily to higher personnel-related expenses and, to a lesser extent, the material and outside service costs associated with new product development, including those that will offer various combinations of graphics, digital video, 3D animation, 3D CAD, sound, ISDN modem, international modem, telephony, television, MPEG-2 and other emerging functions. Additionally, the increases in expenses as a percentage of net sales resulted primarily from having a much lower proportional increase in sales and the significant increase in the Company's engineering staff and occupancy costs related to its efforts to support the introduction of new product lines. This increase in spending is also attributable to the acquisitions of Supra and Spea (which were not included in operating results for the second quarter and first six months of 1995), as well as the continued expansion of product development activities.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased $5.6 million (68%) and $14.6 million (96%) in the second quarter and the first six months of 1996, respectively, compared to the corresponding periods in 1995. The increases in expenses were due primarily to higher personnel-related expenses associated with increased staffing to handle the expansion in the Company's overall level of business and to improve the Company's systems and procedures infrastructure, as well as increased selling and marketing expenses associated with higher sales and increased promotion of the Company's products, particularly in international markets. This increase in spending is also attributable to the acquisitions of Supra and Spea (which were not included in operating results for the second quarter and first six months of 1995). As a percentage of sales, selling, general and administrative expenses were 11.5% and 8.6% in the second quarters of 1996 and 1995, respectively, and 9.7% and 8.7% for the first six months of 1996 and 1995, respectively. The increases in expenses as a percentage of net sales resulted primarily from having a significantly lower proportional increase in sales during the periods in 1996 which was due primarily to the large decline in net sales during the second quarter of 1996 relative to the first quarter of 1996.

AMORTIZATION OF INTANGIBLE ASSETS

    The Company incurred amortization expenses of $1.2 million and $2.4 million in the second quarter and first six months of 1996, respectively. These expenses relate to amortization of purchased technology and goodwill from the Supra and Spea acquisitions which occurred in the third and fourth quarters of 1995, respectively.

INTEREST INCOME (EXPENSE)

    Interest income was $660,000 and $885,000 in the second quarter and the first six months of 1996 compared to no interest income in the second quarter of 1995 and interest expense of $1,467,000 in the first six months of 1995. Interest income in the second quarter and the first six months of 1996 was generated from the Company's cash and short-term investments, offset in part by interest expense on outstanding borrowings. There was no interest income for the second quarter of 1995 due to interest income that was earned on cash and short-term investments being offset by interest expense on certain debt that was repaid from the proceeds of the Company's initial public offering in April 1995. The interest expense during the first six months of 1995 was due primarily to interest charges on certain debt that was only partially offset by interest income earned during the same period.

PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's effective tax rate was 38.5% for the second quarter and the first six months of 1996 compared to 38.2% and 39% for the corresponding periods of 1995. Differences from the statutory rates consist principally of the effect of state income taxes, the research and development tax credit, federal tax-exempt interest income and tax benefits from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and equivalents decreased by $2.2 million during the first six months of 1996. Operating activities provided $4.9 million in cash and the primary sources of cash were net income of $6.4 million, a decrease in receivables, net of provision for doubtful accounts, of $34.8 million, a decrease in inventories, net of provision for excess and obsolete inventories, of $19.9 million, and depreciation and amortization of $3.8 million. These sources of cash from operating activities were offset, in part by a decrease in accounts payable and other liabilities of $58.1 million and an increase of $1.9 million in prepaid expenses, deferred taxes and other assets.

    The Company provided $2.9 million in cash from investing activities primarily due to proceeds from sales of short-term investments of $5.9 million, offset in part, by purchases of property and equipment of $3.1 million. Net cash used in financing activities was $9.9 million, primarily due to payments of $14.3 million on term loans and revolving credit facilities, offset in part, by $3.9 million of proceeds from these facilities and $0.8 million from the issuance of common stock.

    At June 30, 1996, the Company had $91.8 million of cash and cash equivalents and an additional $6.3 million in short-term investments. Further, as of such date, the Company had lines of credit and bank credit facilities totaling $54.5 million, of which $39.4 million was unused and available.

    The Company currently expects to spend approximately $6 million for capital equipment in 1996, principally relating to computer and office equipment, all or a portion of which may be financed by equipment lease financing. The Company believes that its cash balances, short-term investments, and available credit under existing bank lines will be sufficient to meet anticipated operating and investing requirements for the foreseeable future. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

    The Company's future operating results may vary significantly from period to period as a result of a number of factors, including the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. The Company's operating results in the second quarter of 1996 were adversely impacted by significantly lower unit prices and larger price protection charges from customers and there can be no assurance that lower unit prices and price protection measures will not affect the Company's operating results in the future. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to successfully introduce competitive products in a timely manner would adversely affect operating results for one or more product cycles. The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. Also, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenues during the period of adjustment. Moreover, as often occurs in the personal computer industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

    Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's operating results and cash balances due to an inability to adjust expenses or inventory during the quarter to match the level of revenues for the quarter. In the second quarter of 1996, for example, the Company's operating results were negatively impacted by a significant decline in revenues during such quarter without a commensurate decline in the level of operating expenses. Excess inventory could also result in cash flow difficulties as well as added expenses associated with inventory write-offs or sell-offs. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its purchase orders and inventory levels, thereby experiencing stock outs and delivery delays, and negatively impacting its revenue and market share.

    The Company's gross margins are impacted by short product life cycles, the mix of products sold, the mix of distribution channels, pricing pressures, the availability and cost of products and components from the Company's suppliers, component price inflation or deflation, and general economic conditions. For example, Diamond has increased in recent periods its proportionate sales to OEMs, which historically have yielded lower gross margins, and to the retail/mass merchant channel, which typically provides higher gross margins than OEM sales but requires higher sales and marketing expenses and carries price protection and stock rotation liabilities. Individual product lines generally provide higher margins at the beginning of the typical six-to-twelve-month product life cycle, and lower margins as the product line matures. Product lines with less technology value-added, however, such as multimedia upgrade kits, generally provide lower margins than product lines with higher technology value-added. The Company's markets are characterized by intense ongoing competition and a trend of declining average selling prices. The decline in selling prices may cause the amount of revenues in any one quarter to be lower than the preceding quarter even though more units were sold during the current quarter than the preceding quarter. This trend of declining prices accelerated during the first six months of 1996 and is expected to continue in the third quarter of 1996. Accordingly, the Company's average selling prices and margins may decline in the future from the levels experienced to date. The Company's gross margins may also be adversely affected by shortages of and higher prices for key components for the Company's products, including its recently acquired modem and fax/modem products, its 3-D accelerators and its planned DVD/MPEG-2 products, which have been impacted from time-to-time by a scarcity in supply of multimedia chipsets and other components. In addition, the Company's revenues, average selling prices and gross margins may be adversely affected if the market prices for certain components used by the Company, such as DRAMs, VRAMs, CD-ROMs, DVD drives or multimedia controller chips, decline more rapidly than the Company is able to process its component inventory bought earlier at higher prices into finished products, book and ship the associated orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer. For example, operating results were negatively impacted in the second quarter of 1996 by declining market prices for the Company's products and resulting price protection chargebacks from certain retail and distribution customers. Conversely, an increase in the price of semiconductor components may adversely impact the Company's margin due to higher unit costs.

SEASONALITY

    The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth calendar quarter of each year. This seasonality may become more pronounced in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel or to the extent that PCs become more consumer-oriented products. Also, to the extent the Company is successful in expanding its consumer-oriented markets and European operations, both internally and through its acquisition of Spea, it may experience relatively weak demand in third calendar quarters due to historically weak summer sales, particularly in Europe. The potential effect of seasonality on the Company's revenue is illustrated through market research results published by International Data Corporation showing that consumer electronics sales in the U.S. are spread across the four
(4) calendar quarters in the ratio of 23%, 18%, 22% and 37%, respectively. This is not intended, however, to be a prediction of how the Company's sales will develop.

MANAGEMENT OF GROWTH; INTEGRATION OF SUPRA AND SPEA

    In recent years, the Company has experienced a significant expansion in the overall level of its business and scope of its operations, including research and development, marketing, technical support, and sales and distribution. In addition, through its acquisitions of Supra in September 1995 and Spea in November 1995, the Company increased the scope of its product lines and multinational operations. This expansion in scope has resulted in a need for significant investment in infrastructure and systems, as well as the integration of Supra and Spea into the Company's infrastructure. Furthermore, this requirement is relatively more substantial due to the limited systems investment made by the Company prior to 1995. This requirement includes, without limitation, securing adequate financial resources to successfully integrate and manage the acquired businesses, retention of key employees, integration of management information, control and telecommunications systems, consolidation of geographically dispersed manufacturing and distribution facilities, consolidation and coordination of suppliers, rationalization of distribution channels, and integration of various functions and groups of employees, each of which could pose significant challenges. Moreover, Spea historically has not been profitable and the Company's management is taking significant steps to reduce spending at Spea and integrate its operations with the Company. These efforts to improve Spea's financial performance have, however, been adversely impacted by the downturn in the German PC market and there can be no assurance that the Company will be successful in improving Spea's financial performance.

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

SHORT PRODUCT LIFE CYCLES

    The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. The Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its products and the timing of when to introduce such new products, which may impair orders for or prices of the Company's existing products. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space in future periods. Moreover, because of the short product life cycles coupled with the long lead times for many components used in the Company's products, the Company may not be able, in a timely manner, to reduce its procurement commitments, production or inventory levels in response to unexpected shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales due to product unavailability. The Company incurred a write-down of $10 million in the second quarter of 1996 for increased inventory reserves and expected customer price protection claims related to the Diamond Edge(R) 3D product line which experienced lower demand than anticipated and there can be no assurance that similar charges will not be taken in the future.

NEW OPERATING SYSTEMS

    The PC industry has recently been characterized by significant operating system changes, such as the introduction of OS/2 Warp in 1994, Windows95 in 1995 and the expected introduction of Windows NT 4.0 in 1996. While new operating systems can provide new market opportunities, such as the growing market for graphical user interface ("GUI") accelerators that occurred with the introduction of Windows 3.0 and the expected growth in the PC games market with the introduction of Windows95, new operating systems also place a significant research and development burden on the Company. New drivers, applications and user interfaces must be developed for the new operating systems in order to maintain revenue levels. Perhaps more significantly, such drivers, applications and interfaces customarily are ported to the recently shipped portion of the Company's installed base. This effort involves a substantial software engineering, compatibility testing and customer technical support investment with only a limited near-term incremental revenue return since these driver updates are usually provided via electronic distribution free to the Company's installed customer base, and yet the installation of this software may result in technical support calls. Moreover, during the introductory period of a major new operating system release such as Windows95, such installed base support may reduce the research and development and customer technical support resources available for launching new products. For example, after substantial investment in porting the Company's software, graphics accelerator and modem products over to Windows95, the Company was in mid-1996 still developing for full gold release improved, accelerated Windows95 drivers for its Viper Pro Video series and SpeedStar 64 Graphics series, as well as functional Windows95 drivers for its MVP 2000 MPEG-1 accelerator add-on card for the Stealth 64 Video 3000 series. While these products do not represent a substantial current or future revenue opportunity for the Company, the Company nevertheless believes that it is important to make the significant software development investment represented by these efforts in order to maintain relations with its installed customer base and its reputation for reliable on-going product support. Furthermore, new operating systems for which the Company prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may not be achieved.

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES, OR LOWER PRICES

    Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as perhaps the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-publicity surrounding the release of Windows95 may have contributed to a slowing of the consumer PC market in the summer of 1995, and a similar reaction may occur in the corporate PC market with the impending release of Windows NT 4.0, expected late summer 1996, or in the overall PC market in anticipation of Intel Corporation's release of MMX-based microprocessors in 1997. Also, if the Company announces a product that the market views as having more desirable features or pricing than the Company's existing products, demand for such existing products may be curtailed even though the new product is not yet available. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they may curtail their purchases until such price reductions are effected, reducing the Company's revenue. The Company believes that this may be a feature of the 1996 market for its products and PCs in general due to the falling prices for memory. In general, market anticipation of new products, new technologies or lower prices can negatively impact the Company's operating results in a given period.

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

    The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly application specific integrated circuit ("ASIC") chipsets that provide graphics, digital video, 3D CAD, television (TV), sound, 3D animation, telephony and other multimedia functions, VRAM and DRAM memory, TV tuners and fax/modem chipsets, including voice modem and simultaneous voice and data ("SVD") modem chipsets. Although the price and availability of semiconductor components has improved during the first six months of 1996, these components are periodically in short supply and on allocation by semiconductor manufacturers. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical cost levels. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin.

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

    During periods of oversupply and associated price deflation of semiconductor components, customers of the Company, particularly those comprising channels that do not receive price protection from the Company, may seek to draw down the inventory that they hold since such inventory may bear a price deflation risk and in any case ties up cash. In this regard, the Company's sales to OEMs and European distributors declined during the second quarter of 1996 compared to the first quarter of 1996, due in part to customers drawing down their inventory levels in response to significant price deflation of semiconductor components. As a consequence, the Company may see its orders and revenue depressed from time to time during such inventory reduction periods, which could adversely affect revenues or gross margin in the related operating period or periods.

    Conversely, when the PC or PC peripherals market emerges from a period of oversupply, it is normal for most manufacturers, distributors and resellers to have substantially drawn down their inventory levels and to be unprepared for a possible rapid increase in sales. In such an event, the Company may not have enough inventory or scheduled purchase orders to meet market demand, thereby missing orders and revenue opportunities, and perhaps losing market share.

DEPENDENCE ON GRAPHICS AND MULTIMEDIA ACCELERATOR MARKET

    Sales of graphics and multimedia accelerator subsystems accounted for greater than 75% of the Company's revenues in the second quarter and first six months of 1996 and greater than 90% in corresponding prior year periods. Although the Company has introduced audio, video and ISDN subsystems and acquired Supra Corporation, a supplier of internal and external fax/modems, graphics and multimedia accelerator subsystems are expected to continue to account for a substantial majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics or multimedia accelerator subsystems, whether as a result of new product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

MIGRATION TO PERSONAL COMPUTER MOTHERBOARDS; OEM RISKS

    The Company's graphics and multimedia accelerator subsystems are individual products which function with personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing the functionality is typically reduced by means of large scale integration onto semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. The Company expects that such migration could, in fact, occur with respect to the functionality provided by the Company's current products. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced functions and offer flexibility in systems configuration, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into the CPU microprocessor, such as MMX or accelerated graphics port technologies, will not adversely affect the future market for the Company's products. In large part, the continuation of a robust market for add-in graphics subsystems may depend on the timing and market acceptance of 3-D graphics and digital video acceleration. This, in turn, may depend on the availability of compelling 3-D and MPEG-2 content, including games and entertainment, broadcast digital video, PC video phones, video conferencing and video on the Internet. The timing of technology introductions and the market acceptance of these new technologies is largely out of the control of the Company.

    The Company currently has only a limited number of OEM customers. While the Company is seeking to increase its sales to OEMs, certain OEMs maintain internal add-in subsystem design and manufacturing capabilities or have long-standing relationships with competitors of the Company, and there can be no assurance that the Company will be successful in its efforts to increase its OEM sales. In any case, it is expected that OEM revenue will carry a lower gross margin percentage compared to sales to other channels due to perceived lower expenses to support such OEM revenue and the buying power exercised by large OEMs. Furthermore, the Company's products are priced and generally aimed at the higher performance segment of the market. Therefore, to the extent that OEMs focus on price rather than performance, an increase in the proportion of the Company's sales to OEMs may result in an increase in the proportion of the Company's revenue generated by lower-selling-price or lower-gross-margin products, which could adversely affect future operating results.

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

    In addition, manufacturers of chipsets or other components used in the Company's products could become future competitors of the Company to the extent that such manufacturers elect to integrate forward into the add-in subsystem or value-added software market, or as such multimedia chipset manufacturers provide increasingly higher quality and more sophisticated software to their chipset customers, including subsystem suppliers competitive to the Company. Also, certain of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources vis-a-vis the Company, and many have long-standing market positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors also have a competitive cost advantage from being located in areas that impose significantly lower taxes than the United States or provide a substantially lower cost of labor. Many of the Company's current and potential competitors also design and manufacture their own graphics acceleration, video, sound, fax/modem or other multimedia processing chipsets. While the Company believes that its semiconductor vendor flexibility enables it to select, within certain limits, from among the most advanced and price competitive chipsets available on the open market, the captive semiconductor operations of certain of the Company's current and potential competitors could provide significant advantages, including greater control over semiconductor architecture and technology, component design, systems design, availability and cost. Also, the Company believes that certain of its current and potential competitors compete largely on the basis of price, which may result in significant price competition and lead to lower margins for the Company's products or otherwise affect the market for the Company's products. To the extent that semiconductor availability is relatively greater and software drivers from multimedia chipset manufacturers are higher quality and more sophisticated, then competitors who compete largely on price are in a relatively improved position vis-a-vis the Company. There can be no assurance that the Company will be able to continue to compete successfully in its markets, or will be able to compete successfully against current and new competition as the Company's technology, markets and products continue to evolve.

DISTRIBUTION RISKS; DIVERSIFICATION OF SALES CHANNELS

    The Company sells its products to a domestic and international network of distributors, retailers/mass merchants and OEM customers, and the Company's success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail/mass merchant industries have historically been characterized by rapid change, including periods of widespread financial difficulties and consolidations and the emergence of alternative distribution channels. The loss of, or reduction in sales to, certain of the Company's key customers could have a material adverse effect on the Company's operating results, as could the failure of such customers to pay their accounts receivables to the Company. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet or increased use of catalog or consumer-oriented channels for personal computer sales, could affect the Company in ways not yet known. Moreover, changes in the types of products the Company sells toward more professional or commercial grade products, or toward more communications-centric products, may require specialized value-added reseller channels, relations with which the Company has yet to establish.

    The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. The Company estimates returns and accrues for potential price protection on unsold inventory. However, there can be no assurance that these estimates or accruals will be sufficient, or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystem industry could result in significant product returns. In addition, there can be no assurance that new product introductions by competitors or other market factors, such as integration of graphics acceleration or modem connectivity by systems OEMs, will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's operating results.

RAPID TECHNOLOGICAL CHANGE

    The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. Product life cycles in the Company's markets frequently range from 6 to 12 months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionalities that meet changing customer requirements in a cost-effective manner. Moreover, even if the Company is successful in developing and introducing competitive new products, it must successfully manage the corollary obsolescence and price erosion of its existing products and potential resulting price protection charges and Stock Rotations from its distribution channels.

CAPITAL NEEDS; ACQUISITIONS

    The financial obligations incurred by the Company as a result of the Supra and, in particular, Spea acquisitions are expected to consume a portion of the Company's available capital. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Any shortfall in capital resources compared to the Company's level of operations, or any inability to secure additional capital as needed, could impair the Company's ability to finance inventory, accounts receivable and other operational needs. Such capital limitations could also impair the Company's ability to invest in research and development, sales and marketing programs, customer service and support and other operations, any of which could have a material adverse effect on the Company's business and operating results. Moreover, any need to raise additional capital through the issuance of equity securities may result in additional dilution to earnings per share.

RISKS OF INTERNATIONAL SALES

    The Company's international sales are subject to a number of risks generally associated with international sales, including the effect on demand for the Company's products in international markets as a result of a strengthening or weakening U.S. dollar (or German mark, in the case of Spea), the effect of currency fluctuations on consolidated multi-national financial results, state-imposed restrictions on the repatriation of funds, import and export duties and restrictions, international economic conditions, the expenses, time and technical resources required to localize the Company's various products and support local languages, the logistical difficulties of managing multinational operations and dispersed product inventory designed or manufactured to meet specific countries' requirements, and delays and expenses associated with homologating the Company's telecommunications products and securing necessary governmental approvals for various countries. As discussed above, the Company's net sales in the second quarter of 1996 were adversely impacted by a large decline in shipments in Europe due to a downturn in the European PC market, and there can be no assurances that such economic conditions will not continue or worsen. The Company's international sales can also be affected if inventory sold by the Company to its international distributors and OEMs and held by them or their customers has not sold through to final end customers which may impact OEM orders in the succeeding periods. The Company believes that at this stage of its development it has generally less visibility on the inventory levels held by its international OEMs and distributors, and therefore generally less visibility on how this held inventory might affect future orders to and sales by the Company.

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

STOCK PRICE VOLATILITY

    The trading price of the Common Stock has been subject to fluctuations to date, and could be subject to wide fluctuations in the future in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or significant OEM design wins by the Company or its competitors, general conditions in the markets for the Company's products or the computer industry, the price and availability of purchased components, general financial market conditions, market conditions for technology, PC or semiconductor stocks, changes in earnings estimates by analysts, or other events or factors. In this regard, the Company does not endorse and accepts no responsibility for the estimates or recommendations issued by analysts from time to time. In addition, the public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.







EDGE is a registered trademark of The EDGE Interactive Media, Inc. in the US, UK, France, and Germany and is a trademark elsewhere, used under license. All other trademarks referenced are the service mark, trademark or registered trademark of their respective manufacturers.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July 1996 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 26, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no schedule for the litigation has been set.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company's Annual Meeting of Stockholders held on May 22, 1996:

         a)    The following Directors were elected:

                                                               Votes
                  Directors                  Votes For       Withheld
                  ----------------------------------------------------------
                  Chong-Moon Lee             27,578,808      743,092
                  William J. Schroeder       28,208,522      113,378
                  Jeffrey T. Chambers        28,235,122       86,778
                  Bruce C. Edwards           28,236,472       85,428
                  Walter G. Kortschak        28,233,222       88,678
                  Gregorio Reyes             28,234,472       87,428
                  Jeffrey D. Saper           28,222,460       99,440


         b)    The shareholders approved the following proposals:

                                                                  Number of Common Shares Voted
 .                              Proposal                         For          Against        Abstain
- --------------------------------------------------------------------------------------------------------
1)    Amendment to the 1994 Stock Option Plan               20,301,393      1,986,545       104,338

2)    Appointment of Coopers & Lybrand L.L.P. as
      independent accountants                               28,161,060         52,970       107,870


ITEM 5.           OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibit

                  Exhibit #   Description of Document

                  11.1        Statement Regarding Computation of Net Income per
                              Share

                  27          Financial Data Schedule

         B.       Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DIAMOND MULTIMEDIA SYSTEMS, INC.



Date:   August 6, 1996                  /s/  William J. Schroeder
                                        ----------------------------------------
                                        William J. Schroeder
                                        President and Chief Executive Officer




Date:   August 6, 1996                  /s/  Gary B. Filler
                                        ----------------------------------------
                                        Gary B. Filler
                                        Chief Financial Officer

                                EXHIBIT INDEX


Exhibit #        Description of Doucment


  11.1           Statement Regarding Computation of Net Income Per Share

  27             Financial Data Schedule
