Form 10-Q
period 1996-09-30
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1996-11-12
CIK 936734

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         The number of shares outstanding of the registrant's common stock at September 30, 1996 was 34,279,267.

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                                                 Page
                                                                                                 ----
         PART I - FINANCIAL INFORMATION:

         ITEM 1- Financial Statements

                  Consolidated Condensed Balance Sheets as of September 30, 1996
                  and December 31, 1995                                                           3

                  Consolidated Condensed Statements of Operations for the three
                  and nine months ended September 30, 1996 and 1995                               4

                  Consolidated Condensed Statements of Cash Flows

                  for the nine months ended September 30, 1996 and 1995                           5

                  Notes to Consolidated Condensed Financial Statements                            6

         ITEM 2 - Management's Discussion and Analysis of
                  Financial Condition And Results of Operations                                   7


         PART II - OTHER INFORMATION

         ITEM 1 - Legal proceedings                                                              19

         ITEM 2 - Changes in securities                                                          19

         ITEM 3 - Defaults Upon Senior Securities                                                19

         ITEM 4 - Submission of Matters to a Vote of Security Holders                            19

         ITEM 5 - Other Information                                                              19

         ITEM 6 - Exhibits and Reports on Form 8-K                                               19

         SIGNATURE(S)                                                                            20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            SEPTEMBER 30, 1996 DECEMBER 31, 1995
                                                                            ------------------ -----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                       $ 121,783       $  93,971
  Short-term investments                                                                 --          12,232
  Trade accounts receivable, net of allowance for doubtful accounts of $2,043 and $1,959 as of September 30, 1996 and
    December 31, 1995                                                                68,629          90,640
  Other receivables                                                                      --          13,129
  Inventories                                                                        64,474          89,635
  Prepaid expenses, other current assets and deferred income taxes                   29,251          23,034
                                                                                  ---------       ---------
    Total current assets                                                            284,137         322,641
  Property, plant and equipment, net                                                 12,589          10,152
  Other assets                                                                        3,263           6,385
  Goodwill and other intangibles, net                                                17,536          12,551
                                                                                  ---------       ---------
         Total assets                                                             $ 317,525       $ 351,729
                                                                                  =========       =========
                                   LIABILITIES
Current liabilities:
  Current portion of long-term debt                                               $   9,740       $  18,077
  Trade accounts payable                                                             74,291          94,920
  Other accrued liabilities                                                          11,690          16,557
                                                                                  ---------       ---------
         Total current liabilities                                                   95,721         129,554
Long-term debt, net of current portion                                                5,520          11,705
Deferred income taxes                                                                   991           1,860
                                                                                  ---------       ---------
         Total liabilities                                                          102,232         143,119
                                                                                  ---------       ---------
                              STOCKHOLDERS' EQUITY
Preferred stock, par value $.001; Authorized - 8,000 shares at September 30,
  1996 and December 31, 1995; none issued
    and outstanding                                                                      --              --
Common stock, par value $.001;
  Authorized - 75,000 at September 30, 1996 and December 31, 1995 Issued and
  outstanding - 34,279 at September 30, 1996 and 34,673
  at December 31, 1995                                                                   34              35
Additional paid-in capital                                                          304,877         306,697
Distributions in excess of net book value                                           (56,775)        (56,775)
Accumulated deficit                                                                 (32,843)        (41,347)
                                                                                  ---------       ---------
Total stockholders' equity                                                          215,293         208,610
                                                                                  ---------       ---------
         Total liabilities and stockholders' equity                               $ 317,525       $ 351,729
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

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             (UNAUDITED)                    (UNAUDITED)
                                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                    -------------   -------------   -------------  -------------
                                                        1996            1995           1996             1995
                                                        ----            ----           ----             ----
Net sales                                            $ 123,729       $ 102,193       $ 431,553       $ 277,579
Cost of sales                                           98,706          77,640         355,301         209,254
                                                     ---------       ---------       ---------       ---------
  Gross profit                                          25,023          24,553          76,252          68,325
                                                     ---------       ---------       ---------       ---------
Operating expenses:
  Research and development                               4,435           2,318          13,869           6,562
  Selling, general and administrative                   16,587           8,735          46,421          23,957
  Amortization of intangibles                            1,292              --           3,686              --
  Write-off of in-process technology                        --          38,710              --          38,710
                                                                                     ---------       ---------
          Total operating expenses                      22,314          49,763          63,976          69,229
                                                     ---------       ---------       ---------       ---------
Income (loss) from operations                            2,709         (25,210)         12,276            (904)
Interest income (expense), net                             544             168           1,429          (1,299)
Other expense, net                                         (59)            (50)            (99)            (50)
                                                     ---------       ---------       ---------       ---------
Income (loss) before provision for income taxes          3,194         (25,092)         13,606          (2,253)
Provision for income taxes                               1,094           5,275           5,102          14,182
                                                     ---------       ---------       ---------       ---------
Net income (loss)                                    $   2,100       ($ 30,367)      $   8,504       ($ 16,435)
                                                     ---------       ---------       ---------       ---------
Net income (loss) per share                          $    0.06       ($   1.08)      $    0.24       ($   0.66)
                                                     =========       =========       =========       =========
Shares used in computing per share amounts              34,930          28,014          35,051          24,949

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                           -----------------
                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                          1996            1995
                                                                          ----            ----
                                                                      (UNAUDITED)
Cash flows from operating activities:
Net income (loss)                                                      $   8,504       ($ 16,435)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Write-off of in-process technology                                                   38,710
     Depreciation and amortization                                         6,290             835
     Provision for doubtful accounts                                         606             400
     Provision for excess and obsolete inventories                        13,767
       Changes in assets and liabilities:
     Trade accounts and other receivables                                 34,534         (38,018)
     Inventories                                                           3,303         (36,181)
     Prepaid expenses, deferred income taxes and other assets             (6,288)         (2,537)
     Trade accounts payable and other liabilities                        (26,365)         29,832
     Other                                                                                   (99)
                                                                       ---------       ---------
     Net cash provided by (used in) operating activities                  34,351         (23,493)
                                                                       ---------       ---------
Cash flows from investing activities:
     Cash acquired in acquisition of Supra Corporation                                        919
     Purchases of property and equipment                                  (5,041)         (3,705)
     Purchases of short-term investments                                                 (10,534)
     Proceeds from the sale of short-term investments                     12,232          15,758
                                                                       ---------       ---------
     Net cash provided by investing activities                             7,191           2,438
                                                                       ---------       ---------
Cash flows from financing activities:
     Repayment of Mandatorily Redeemable Preferred Stock                                 (29,174)
     Proceeds from issuance of common stock                                  813             707
     Repayment of subordinated promissory notes                                          (34,167)
     Repayment of short-term notes payable to stockholders
         in Reorganization                                                               (82,664)
     Proceeds from Initial Public Offering, less related expenses                        117,188
     Proceeds from term loans and revolving credit facilities             21,546          26,230
     Payments of term loans and credit facilities                        (35,679)        (25,646)
     Proceeds from capital lease financings                                  197           1,776
       Payments of capital lease financings                                 (587)           (154)
     Repurchases of common stock                                             (20)            (13)
                                                                       ---------       ---------
     Net cash used in financing activities                               (13,730)        (25,917)
                                                                       ---------       ---------
Net increase (decrease) in cash and cash equivalents                      27,812         (46,972)
Cash and cash equivalents at beginning of period                          93,971          57,164
                                                                       ---------       ---------
Cash and cash equivalents at end of period                             $ 121,783       $  10,192
                                                                       =========       =========
Supplemental Disclosure of cash flow information:
     Income taxes paid during the period                               $  13,293       $  11,735
                                                                       =========       =========
     Interest paid during the period                                   $   1,260       $   1,940
                                                                       =========       =========
Supplemental disclosure of non-cash financing activities:
       Issuance of common stock  in settlement of Note
         Receivable                                                    $   3,196       $      --
                                                                       ---------       ---------
       Issuance of common stock in settlement of
         contingencies in Spea acquisition                             $     580       $      --
                                                                       =========       =========
     Issuance of common stock and options for Supra
         Corporation                                                   $      --       $  53,733
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

The Company operates under a 52-53 week fiscal year with thirteen week quarters that end on the Sunday closest to calendar quarter end. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on September 30.

Operating results for the quarter and the nine months ended September 30, 1996 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                               September 30, 1996  December 31, 1995
                                                    -------              -------
                                                  (Unaudited)
Raw materials                                       $23,646              $42,194
Work in process                                      26,163               33,597
Finished goods                                       14,665               13,844
                                                    -------              -------
                                                    $64,474              $89,635
                                                    =======              =======


3.       SPEA PURCHASE PRICE ALLOCATION

During the three and six months ended June 30, 1996, the Company adjusted the purchase price related to the Spea Software AG acquisition that occurred during November 1995. The adjustments related primarily to inventory impairments that existed at the date of acquisition and certain unfavorable purchase commitments. These adjustments resulted in an increase of goodwill of $8.1 million.

Under the terms of the acquisition agreement, a certain number of shares of the Company's common stock were withheld pending the outcome of certain contingencies. During the second quarter of 1996, approximately 61,000 shares of the Company's common stock were issued in settlement of the contingencies resulting in an increase of goodwill of $0.6 million.

4.       LITIGATION

The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July 1996 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 26, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no schedule for the litigation has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements. In addition, a shareholder has filed a shareholder derivative action in California Superior Court purportedly brought on behalf of the Company against certain of its officers and directors. The derivative action asserts claims of breach of fiduciary duty and related state law claims arising out of the same facts as the state and federal class actions.

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

OVERVIEW

    The Company develops, manufactures, markets and supports multimedia and connectivity subsystems for IBM-compatible personal computers ("PCs") and Macintosh computers. On September 20, 1995, the Company acquired Supra Corporation ("Supra"), a supplier of fax/modem products, including related software, for the PC and Macintosh markets. On November 15, 1995, the Company acquired SPEA Software AG ("Spea"), a German corporation. Spea develops, markets and supports add-in graphics and multimedia accelerator subsystems for PCs and 3D graphics accelerators for computer-aided design ("CAD") applications. Both acquisitions have been accounted for as purchase business combinations.

NET SALES

    Net sales for the third quarter of 1996 increased $21.5 million (21%) to $123.7 million compared to the corresponding prior year period while net sales for the first nine months of 1996 increased $154 million (55%) to $431.6 million compared to the corresponding prior year period. The increases in net sales were primarily attributable to the revenues generated by the growth in demand for the Stealth series of graphics accelerator cards and the revenues generated by the recently acquired subsidiaries of Supra and Spea, which together amounted to approximately $28.1 million and $124.5 million for the third quarter and first nine months of 1996, respectively. Because the acquisitions were accounted for as purchases, the results of operations for the third quarter and the first nine months of 1995 include only ten days of Supra's operations and none for Spea. These increases in net sales attributable to Supra and Spea were offset in the third quarter and the first nine months of 1996 by declining unit prices, a decline in sales of the Viper and Speedstar series of graphics accelerator cards as these products were supplanted by the new Stealth product line, and a decrease in the sale of multimedia upgrade kits.

    The increase in net sales also reflected an increase in international sales, which represented 33% in the third quarter of 1996 compared to 30% in the third quarter of 1995 and 34% in the first nine months of 1996 compared to 32% in the first nine months of 1995. These increases in international sales are attributable, in part, to actions taken by the Company during 1995 and 1996 including the Company's acquisition of Spea, increases in sales to international OEMs, opening of new offices in the United Kingdom, France and Singapore and the launch of sales efforts in South America and South Korea.

GROSS PROFIT

     Gross profit for the third quarter of 1996 increased $0.5 million (2%) to $25 million compared to the third quarter of 1995 and increased $7.9 million (12%) to $76.3 million in the first nine months of 1996 compared to the corresponding period last year. Gross margin (gross profit as a percentage of sales) decreased to 20.2% of net sales during the third quarter of 1996 from 24% for the corresponding period of 1995 primarily due to lower unit prices across most product lines. Gross margin decreased to 17.7% for the first nine months of 1996 from 24.6% for the corresponding period of 1995 primarily due to a charge in the second quarter of 1996 of approximately $10 million, reflecting increased inventory reserves and expected customer price protection claims related to the Diamond Multimedia Edge 3D(R) product, as well as lower unit prices across most product lines and price protection credits issued to retail customers as a result of price decreases on Diamond Multimedia products held in their inventory.

RESEARCH AND DEVELOPMENT

    Research and development (R&D) expenses increased $2.1 million (91%) and $7.3 million (111%) for the third quarter and the first nine months of 1996, respectively, compared to the corresponding periods in 1995. As a percentage of sales, R&D expenses were 3.6% and 2.3% in the third quarter of 1996 and 1995, respectively, and 3.2% and 2.4% in the first nine months of 1996 and 1995, respectively. These increases were due primarily to higher personnel-related expenses and, to a lesser extent, the material and outside service costs associated with new product development, including products that will offer various functions or combinations of functions including graphics, digital video, 3D animation, 3D CAD, sound, ISDN adapter, analog modem, telephony, television, MPEG-2 and other functions increasingly being implemented on personal computers. The increases in expenses as a percentage of net sales resulted primarily from the significant increase in the Company's engineering staff and the related occupancy costs. This increase in spending is also attributable to the acquisitions of Supra and Spea (of which only ten days of Supra's operations were included in operating results for the third quarter and nine months of 1995), as well as the continued expansion of new product development activities.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative (SG&A) expenses increased $7.9 million (90%) and $22.5 million (94%) in the third quarter and the first nine months of 1996, respectively, compared to the corresponding periods in 1995. As a percentage of sales, SG&A were 13.4% and 8.5% in the third quarters of 1996 and 1995, respectively, and 10.8% and 8.6% for the first nine months of 1996 and 1995, respectively. The increase in expenses, both in absolute dollars and as a percentage of sales, was due to higher costs related to sales incentive and promotion programs, including a channel sales incentive program that was implemented during the third quarter of 1996, and to higher selling and marketing expenses associated with increased sales. The Company intends to continue selected channel sales incentive programs for the foreseeable future. Also, the increase in expenses was due to higher personnel-related expenses associated with increased general and administrative staffing to handle the expansion in the Company's overall level of business and to improve the Company's systems and procedures infrastructure, as well as higher legal expense associated with certain ongoing litigation. Further, the increase in spending is also attributable to the acquisitions of Supra and Spea (of which only ten days of Supra's operations were included in operating results for the third quarter and nine months of 1995).

AMORTIZATION OF INTANGIBLE ASSETS

    The Company incurred amortization expenses of $1.3 million and $3.7 million in the third quarter and first nine months of 1996, respectively. These expenses relate to amortization of purchased technology and goodwill from the Supra and Spea acquisitions which occurred in the third and fourth quarters of 1995, respectively.

INTEREST INCOME (EXPENSE)

     Interest income was $544,000 and $1,429,000 in the third quarter and the first nine months of 1996 compared to $168,000 in the third quarter of 1995 and interest expense of $1,299,000 in the first nine months of 1995. Interest income in the third quarter and the first nine months of 1996 was generated from the Company's cash and short-term investments, offset in part by interest expense on outstanding borrowings. The interest income for the third quarter of 1995 was generated from the Company's cash and short-term investments while the interest expense during the first nine months of 1995 was due primarily to interest charges on certain debt that was only partially offset by interest income earned during the same period.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate for the third quarter and first nine months of 1996 was 34.3% and 37.5%, respectively, based upon an estimate of the annual effective tax rate. The rate for the third quarter of 1996 incorporates the impact of a decline in the estimated annual rate from that of the first six months of 1996 resulting primarily from lower state income taxes. For the third quarter and first nine months of 1995, the Company provided for income taxes on pre-tax losses due to the write-off of $38.7 million of in-process technology related to the acquisition of Supra, which was not deductible for tax purposes. Without the one-time write-off, the Company's effective tax rates for the third quarter and first nine months of 1995 would have been 38.7% and 38.9%, respectively. Differences from the statutory rates consist principally of the effect of state income taxes, the research and development tax credit, federal tax-exempt interest income and tax benefits from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and equivalents increased by $27.8 million during the first nine months of 1996. Operating activities provided $34.4 million in cash and the primary sources of cash were as follows: net income of $8.5 million; a decrease in receivables, net of provision for doubtful accounts, of $35.1 million; a decrease in inventories, net of provision for excess and obsolete inventories, of $17.1 million; and depreciation and amortization of $6.3 million. These sources of cash from operating activities were offset, in part, by a decrease in accounts payable and other liabilities of $26.4 million and an increase of $6.3 million in prepaid expenses, deferred taxes and other assets.

     The Company provided $7.2 million in cash from investing activities primarily due to proceeds from sales of short-term investments of $12.2 million, offset in part by purchases of property and equipment of $5 million. Net cash used in financing activities was $13.7 million, primarily due to payments of $35.7 million on term loans and revolving credit facilities, offset in part by $21.5 million of proceeds from these facilities and $0.8 million from the issuance of common stock.

     At September 30, 1996, the Company had $121.8 million of cash and cash equivalents. Further, as of such date, the Company had lines of credit and bank credit facilities totaling $44.5 million, of which $28.5 million was unused and available.

     The Company currently expects to spend approximately $6 million for capital equipment in 1996, principally relating to computer and office equipment. The Company believes that its cash balances, short-term investments and available credit under existing bank lines will be sufficient to meet anticipated operating and investing requirements for the foreseeable future. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

    The Company's future operating results may vary significantly from period to period as a result of a number of factors, including the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in product or distribution channel mix, the level of inventory carried by the Company's distribution and retail channel customers, and product returns or price protection charges from customers.

     Many of these factors are beyond the Company's control. For example, the Company's operating results in the second and third quarters of 1996 were adversely impacted by significantly lower unit prices and there can be no assurance that lower unit prices will not affect the Company's operating results in the future. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to successfully introduce competitive products in a timely manner would adversely affect operating results for one or more product cycles. The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. Also, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenues during the period of adjustment. Moreover, as often occurs in the personal computer industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until near the end of the quarter. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

    Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory during the quarter to match the level of revenues for the quarter. Excess inventory could also result in cash flow difficulties as well as added expenses associated with inventory write-offs or sell-offs. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its purchase orders and inventory levels, thereby experiencing stock outs and delivery delays, and negatively impacting its revenue, market share and customer satisfaction.

    The Company's gross margins are impacted by short product life cycles, the mix of products sold, the mix of distribution channels, pricing pressures, the availability and cost of products and components from the Company's suppliers, component price inflation or deflation, end-of-life inventory write downs and general economic conditions. For example, the Company has increased in recent periods its proportionate sales to OEMs, which historically have yielded lower gross margins, and to the retail/mass merchant channel, which typically provides higher gross margins than OEM sales but requires higher sales and marketing expenses and carries price-protection, stock-rotation and customer-return liabilities. Individual product lines generally provide higher margins at the beginning of the typical six-to-twelve-month product life cycle, and lower margins as the product line matures. Product lines with less technology value-added, however, such as multimedia upgrade kits, generally provide lower margins than product lines with higher technology value-added. Moreover, if a product's life should end prior to expectations, then there is also a risk of unexpected end-of-life obsolete inventory charges, which could depress the Company's gross margin in the affected period.

    The Company's markets are characterized by intense ongoing competition and a trend of declining average selling prices. The decline in selling prices may cause the amount of revenues in any one quarter to be lower than the preceding quarter even though more units were sold during the current quarter than the preceding quarter. This trend of declining prices was particularly strong during the first nine months of 1996. For example, the Company's net revenue grew only by approximately 3% from the second quarter to the third quarter of 1996, even though net unit shipments grew by almost 30%. Accordingly, the Company's average selling prices, revenue and margins may decline in the future from the levels experienced to date. The Company's gross margins may also be adversely affected by shortages of and higher prices for key components for the Company's products, including its recently acquired modem and fax/modem products, its 3-D accelerators and its planned DVD/MPEG-2 products, which have been impacted from time-to-time by a scarcity in the supply of chipsets and other components. In addition, the Company's revenues, average selling prices and gross margins may be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAMs, VRAMs, CD-ROMs, DVD drives or multimedia controller chips, decline more rapidly than the Company is able to process its component inventory bought earlier at higher prices into finished products, book and ship the associated orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer. For example, operating results were negatively impacted in the second and third quarters of 1996 by declining market prices for the Company's products. Conversely, an increase in the price of semiconductor components may adversely impact the Company's margin due to higher unit costs, and a decrease in the supply of such components may adversely impact the Company's shipments and revenue, in the affected period.

SEASONALITY

    The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth calendar quarter of each year. This seasonality may become more pronounced in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel or to the extent that PCs become more consumer-oriented and entertainment-driven products. Also, to the extent the Company is successful in expanding its consumer-oriented markets or European operations, both internally and through its acquisition of Spea, it may experience relatively weak demand in third calendar quarters due to historically weak summer sales, particularly in Europe. The potential effect of seasonality on the Company's revenue is illustrated through market research results published by International Data Corporation showing that personal computer sales in the U.S. are spread across the four (4) calendar quarters in the ratio of 22%, 22%, 27% and 29%, respectively. This is not intended, however, to be a prediction of how the Company's sales will develop.

MANAGEMENT OF GROWTH; INTEGRATION OF SUPRA AND SPEA

     In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. In addition, through its acquisitions of Supra in September 1995 and Spea in November 1995, the Company increased the scope of its product lines and multinational operations. This expansion in scope has resulted in a need for significant investment in infrastructure and systems, as well as the integration of Supra and Spea into the Company's infrastructure. This requirement includes, without limitation, securing adequate financial resources to successfully integrate and manage the acquired businesses, retention of key employees, integration of management information, control and telecommunications systems, consolidation of geographically dispersed manufacturing and distribution facilities, consolidation and coordination of suppliers, rationalization of distribution channels, and integration of various functions and groups of employees, each of which could pose significant challenges. Moreover, Spea historically has not been profitable and the Company's management has taken significant steps to reduce expenses at Spea and integrate its operations with those of the Company. Accordingly, the Company has reorganized Spea to function as a product localization, sales, marketing, technical support and customer service operation for Europe, and a product development and launch facility for professional 3D, CAD, digital video and other selected products for worldwide markets. The Company discontinued manufacturing, test, packaging and logistics operations at Spea effective October 1, 1996. Since the acquisition of Spea in November 1995, the Company's efforts to improve Spea's financial performance have, however, been adversely impacted by a recession in Germany and the associated downturn in the PC market and there can be no assurance that the Company will be successful in improving the financial performance of its operations in Europe.

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

SHORT PRODUCT LIFE CYCLES

     The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. The Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its products and the timing of when to introduce such new products, which may impair orders for or prices of the Company's existing products. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space in future periods. Moreover, because of the short product life cycles coupled with the long lead times for many components used in the Company's products, the Company may not be able, in a timely manner, to reduce its procurement commitments, production or inventory levels in response to unexpected shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if the demand increase is in a new product or new technology area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product unavailability.

NEW OPERATING SYSTEMS

     The PC industry has recently been characterized by significant operating system changes, such as the introduction of OS/2 Warp in 1994, Windows95 in 1995 and the recent introduction of Windows NT 4.0. While new operating systems can provide new market opportunities, such as the growing market for graphical user interface ("GUI") accelerators that occurred with the introduction of Windows
3.0 and the expected growth in the PC games market with the introduction of Windows95, new operating systems also place a significant research and development burden on the Company. New drivers, applications and user interfaces must be developed for the new operating systems in order to maintain revenue levels. Perhaps more significantly, such drivers, applications and interfaces customarily are ported to the recently shipped portion of the Company's installed base. This effort involves a substantial software engineering, compatibility testing and customer technical support investment with only a limited near-term incremental revenue return since these driver updates are usually provided via electronic distribution free to the Company's installed customer base. Yet the installation of this software may result in technical support calls, thereby generating expenses that do not have offsetting revenue. Moreover, during the introductory period of a major new operating system release such as Windows95, such installed base support may reduce the research and development and customer technical support resources available for launching new products. For example, after substantial investment in porting the Company's software, graphics accelerator and modem products over to Windows95, the Company was in mid-1996 still developing for full gold release improved, accelerated Windows95 drivers for the Viper Pro Video series, the SpeedStar 64 Graphics series, and the MVP 2000 MPEG-1 accelerator add-on cards for the Stealth 64 Video 3000 series. While these products do not represent a substantial current or future revenue opportunity for the Company, the Company nevertheless believes that it is important to make the significant software development investment represented by these efforts in order to maintain relations with its installed customer base and its reputation for reliable on-going product support. Furthermore, new operating systems for which the Company prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may not be achieved.

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES, OR LOWER PRICES

     Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as perhaps the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-publicity surrounding the release of Windows95 may have contributed to a slowing of the consumer PC market in the summer of 1995, and to a slowing in the corporate PC market prior to the recent release of Windows NT 4.0 and the Pentium Pro. Moreover, a similar reaction may occur in the modem market with the recent announcements of 56 kilobits per second (Kbps) technology to be available early in 1997, or in the overall PC market in anticipation of Intel Corporation's release of MMX-based microprocessors in 1997. Also, if the Company announces a product that the market views as having more desirable features or pricing than the Company's existing products, demand for such existing products may be curtailed even though the new product is not yet available. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they may curtail their purchases until such price reductions are effected, reducing the Company's shipments and revenue. The Company believes that this was a major feature in the first nine
(9) months of 1996 affecting the market for its products and for PCs in general, due to rapidly falling prices for random access memory. In general, market anticipation of new products, new technologies or lower prices can negatively impact the Company's operating results in a given period.

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

    The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly application specific integrated circuit ("ASIC") chipsets that provide graphics, digital video, 3D CAD, television (TV), sound, 3D animation, telephony and other multimedia functions, VRAM and DRAM memory, TV tuners and fax/modem chipsets, including voice modem and simultaneous voice and data ("SVD") modem chipsets. Although the price and availability of semiconductor components has improved during the first nine months of 1996, these components are periodically in short supply and on allocation by semiconductor manufacturers. For example, it is expected that high-performance DRAMs will be in short supply during the latter part of 1996 and into early 1997, and components for 56Kbps modems will also likely be in short supply. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia and communications ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical cost levels. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin.

    From time to time, as noted above, supply-demand conditions for semiconductor components may change. During periods of oversupply, prices are likely to fall and certain vendors of such semiconductor chips may liquidate their inventories in a rapid manner. If such semiconductor vendors are suppliers to the Company's competitors, then such actions could enable competitors of the Company to enjoy, at least on a temporary basis, a cost advantage vis-a-vis the Company, and any resultant price reduction for such competitors' products could require the Company to reduce its prices, thereby depressing the Company's margins or revenues in one or more operating periods.

    During periods of oversupply and the associated price deflation of semiconductor components, customers of the Company, particularly those comprising channels that do not receive price protection from the Company, may seek to draw down the inventory that they hold since such inventory may bear a price deflation risk and, in any case, ties up cash. In this regard, the Company's sales to OEMs and European distributors declined during the second and third quarters of 1996 compared to the first quarter of 1996, due in part to customers drawing down their inventory levels in response to significant price deflation of semiconductor components. As a consequence, the Company may see its orders, unit shipments and average selling prices depressed from time to time during such price-deflation and inventory-reduction periods, which could adversely affect revenues or gross margin in the related operating period or periods.

    Conversely, when the PC or PC peripherals markets emerge from a period of oversupply, it is normal for most manufacturers, distributors and resellers to have substantially drawn down their inventory levels and to be unprepared for a possible rapid increase in sales. In such an event, the Company may not have enough inventory, scheduled component purchase orders or available manufacturing capacity to meet market demand, thereby missing orders and revenue opportunities, and perhaps losing market share. For example, the Company's significant unshipped backlog early in the fourth quarter of 1996 may indicate that the current environment is reflecting such a scenario.

DEPENDENCE ON GRAPHICS AND MULTIMEDIA ACCELERATOR MARKET

    Sales of graphics and multimedia accelerator subsystems accounted for greater than 75% of the Company's revenues in the third quarter and first nine months of 1996 and greater than 85% in corresponding prior year periods. Although the Company has introduced audio, video and ISDN subsystems and acquired Supra Corporation, a supplier of internal and external fax/modems, graphics and multimedia accelerator subsystems are expected to continue to account for a substantial majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics or multimedia accelerator subsystems, whether as a result of new product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

MIGRATION TO PERSONAL COMPUTER MOTHERBOARDS; OEM RISKS

     The Company's graphics and multimedia accelerator subsystems are individual products which function with personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing such functionality is typically reduced by means of large scale integration onto semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. The Company expects that such migration could, in fact, occur with respect to the functionality provided by the Company's current products. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced functions and offer flexibility in systems configuration, such as 3D graphics acceleration and telephony modems supporting speakerphone functions, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into the CPU microprocessor, such as under Intel's MMX or accelerated graphics port (AGP) technologies, will not adversely affect the future market for the Company's products. In large part, the continuation of a robust market for add-in graphics subsystems may depend on the timing and market acceptance of 3-D graphics and digital video acceleration. This, in turn, may depend on the availability of compelling 3-D and MPEG-2 content, including games and entertainment, broadcast digital video, PC video phones, video conferencing, and digital video and 3D VRML on the Internet. Similarly, the robustness of the modem market may depend largely on the widespread availability of 56 Kbps and, later, digital subscriber line (xDSL) modem technology. The timing of major technology introductions and the market acceptance of these new technologies is largely out of the control of the Company.

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

COMPETITION

    The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of add-in visual and audio subsystems and data communications products, and indirectly against OEMs to the extent they manufacture their own add-in subsystems or incorporate on personal computer motherboards the functionality provided by the Company's products. In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies in the sound, fax/modem, telephony, digital signal processing, central processing unit and motherboard markets) emerge as competitors across broader product categories.

    In addition, manufacturers of chipsets or other components used in the Company's products could become future competitors of the Company to the extent that such manufacturers elect to integrate forward into the add-in subsystem or value-added software market, or as such multimedia chipset manufacturers provide increasingly higher quality and more sophisticated software to their chipset customers, including subsystem suppliers competitive to the Company. Also, certain of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources vis-a-vis the Company, and many have long-standing market positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors also have a competitive cost advantage from being located in areas that impose significantly lower taxes than the United States or provide a substantially lower cost of labor. Many of the Company's current and potential competitors also design and manufacture their own graphics acceleration, video, sound, fax/modem or other multimedia processing chipsets. While the Company believes that its semiconductor vendor flexibility enables it to select, within certain limits, from among the most advanced and price competitive chipsets available on the open market, the captive semiconductor operations of certain of the Company's current and potential competitors could provide significant advantages, including greater control over semiconductor architecture and technology, component design, component performance, systems and software design, availability and cost. Also, the Company believes that certain of its current and potential competitors compete largely on the basis of price, which may result in significant price competition and lead to lower margins for the Company's products or otherwise affect the market for the Company's products. To the extent that semiconductor availability is relatively greater and software drivers and reference hardware designs from multimedia chipset manufacturers are higher quality and more sophisticated, then competitors who compete largely on price with little engineering valued added are in a relatively improved position vis-a-vis the Company. There can be no assurance that the Company will be able to continue to compete successfully in its markets, or will be able to compete successfully against current and new competition as the Company's technology, markets and products continue to evolve.

DISTRIBUTION RISKS; DIVERSIFICATION OF SALES CHANNELS

    The Company sells its products to a domestic and international network of distributors, retailers/mass merchants and OEM customers, and the Company's success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail/mass merchant industries have historically been characterized by rapid change, including periods of widespread financial difficulties and consolidations and the emergence of alternative distribution channels. The loss of, or reduction in, sales to certain of the Company's key customers could have a material adverse effect on the Company's operating results, as could the failure of such customers to pay their accounts receivables to the Company. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet or increased use of catalog or consumer-oriented channels for personal computer sales, could affect the Company in ways not yet known. Moreover, changes in the types of products the Company sells toward more professional or commercial grade products, or toward more communications-centric products, may require specialized value-added reseller channels, relations with which the Company has only begun to establish.

     The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. Moreover, certain of the Company's retail customers will readily accept returned product from their own retail customers, and these returned products are, in turn, returned to the Company for credit. The Company estimates returns and accrues for potential price protection on unsold inventory. However, there can be no assurance that these estimates or accruals will be sufficient, or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystem industry could result in significant product returns. In addition, there can be no assurance that new product introductions by competitors or other market factors, such as the integration of graphics acceleration or modem connectivity by OEMs onto system motherboards, will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's gross margins.

RAPID TECHNOLOGICAL CHANGE

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. For example, 3D technology is evolving rapidly in the graphics industry and 56 Kbps technology is expected to be rapidly accepted in the modem industry during 1997 and 1998. Product life cycles in the Company's markets frequently range from 6 to 12 months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionalities that meet changing customer requirements in a cost-effective manner. Moreover, even if the Company is successful in developing and introducing competitive new products, it must successfully manage the corollary obsolescence and price erosion of its existing products and potential resulting price protection charges and Stock Rotations from its distribution channels.

CAPITAL NEEDS; ACQUISITIONS

    The financial obligations incurred by the Company as a result of the Supra and, in particular, Spea acquisitions are expected to consume a portion of the Company's available capital. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Any shortfall in capital resources compared to the Company's level of operations, or any inability to secure additional capital as needed, could impair the Company's ability to finance inventory, accounts receivable and other operational needs. Such capital limitations could also impair the Company's ability to invest in research and development, sales and marketing programs, customer service and support, information technology, manufacturing and other operations, any of which could have a material adverse effect on the Company's business and operating results. Moreover, any need to raise additional capital through the issuance of equity securities may result in additional dilution to earnings per share.

RISKS OF INTERNATIONAL SALES

    The Company's international sales are subject to a number of risks generally associated with international business operations, including the effect on demand for the Company's products in international markets as a result of a strengthening or weakening U.S. dollar (or German mark, in the case of Spea), the effect of currency fluctuations on consolidated multinational financial results, any state-imposed restrictions on the repatriation of funds, any import and export duties and restrictions, certain international economic conditions, the expenses, time and technical resources required to localize the Company's various products and to support local languages, the logistical difficulties of managing multinational operations and dispersed product inventory designed or manufactured to meet specific countries' requirements, and the delays and expenses associated with homologating the Company's telecommunications products and securing necessary governmental approvals for various countries. The Company's net sales in the second and third quarters of 1996 were adversely impacted compared to the first quarter of 1996 by a large decline in shipments in Europe due to a downturn in the European PC market, and there can be no assurances that such economic conditions will not continue or worsen. The Company's international sales can also be affected if inventory sold by the Company to its international distributors and OEMs and held by them or their customers has not sold through to final end customers, which may impact international distributor or OEM orders in the succeeding periods. The Company believes that at this stage of its development it has generally less visibility on the inventory levels held by its international OEMs and distributors, vis-a-vis their domestic counterparts, and therefore generally less visibility on how this held inventory might affect future orders to and sales by the Company.

PROPRIETARY RIGHTS

     The Company has only a limited number of patents and patent applications and relies primarily on a combination of copyright and trade secret protection to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated intellectual property rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July 1996 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 26, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no schedule for the litigation has been set. In addition, a shareholder has filed a shareholder derivative action in California Superior Court purportedly brought on behalf of the Company against certain of its officers and directors. The derivative action asserts claims of breach of fiduciary duty and related state law claims arising out of the same facts as the state and federal class actions.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibit

                  Exhibit #       Description of Document
                  ---------       -----------------------
                  11.1            Statement Regarding Computation of Net Income
                                  (Loss) per Share

                  27.1            Financial Data Schedule

         B.       Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DIAMOND MULTIMEDIA SYSTEMS, INC.

Date:   November 5, 1996          /s/  William J. Schroeder
                                  -------------------------
                                  William J. Schroeder
                                  President and Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit                             Description

 11.1                Statement Regarding Computation of Net Income
                     (Loss) per Share

 27.1                Financial Data Schedule