Form 10-K
period 1996-12-31
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1997-03-28
CIK 936734

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         Commission File Number: 0-25580

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

           Securities registered pursuant to Section 12(b) of the Act:
                            Title of each class: None
                 Name of each exchange on which registered: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997, 34,196,900 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on February 28, 1997) of Diamond Multimedia Systems, Inc., held by nonaffiliates was $283,292,000. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed prior to April 30, 1997, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

     The discussion and analysis below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under "Certain Factors That Mat Affect Future Performance" in this report.

DIAMOND PROFILE

     Diamond Multimedia Systems, Inc. ("Diamond" or the "Company") designs, develops, manufactures and markets multimedia and connectivity products for IBM-compatible personal computers ("PCs") and modems for Apple Macintosh computers. The Company is a leading supplier of graphics and multimedia accelerator subsystems for PCs, and is expanding its position in the Internet multimedia market by providing a range of interactivity and connectivity solutions for home, business and professional desktop computer users, enabling them to create, access and experience compelling new media content from their desktops and through the Internet. Diamond accelerates multimedia from the Internet to the hard drive with products that include the Stealth series of media accelerators, the Monster series of entertainment 3D and audio accelerators, the Fire series of professional 3D graphics and SCSI accelerators, and the Supra(R) series of modems and ISDN adapters.

     The Company has been engaged in expanding its product offerings and distribution channels through internal development and acquisitions. In September 1995, the Company acquired Supra Corporation ("Supra"), which designs, develops, manufactures and markets internal and external fax/modem products, including related software, for the PC and Macintosh markets. In November 1995, the Company acquired the outstanding capital stock of SPEA Software AG ("Spea"), a German corporation that designs, develops and markets professional 3D graphics and CAD accelerators and video capture subsystems for PCs.

     The Company was incorporated in Delaware in December 1994 as the successor to Diamond Multimedia Systems, Inc., a California corporation incorporated in May 1973 (the "Diamond CA"). For additional information regarding the Reorganization, refer to Note 1 in the Notes to Consolidated Financial Statements. In April 1995, the Company completed an initial public offering of 7,475,000 shares of common stock raising net proceeds of approximately $117 million. Additionally, in November 1995, the Company completed a secondary offering which raised net proceeds of approximately $94 million. Refer to Liquidity and Capital Resources in Item 7 for discussion of the use of these proceeds.

STRATEGY

     Diamond's strategy is to identify emerging markets and customers needs and to use its technological expertise to quickly provide integrated, easy to install and use, high-performance multimedia solutions. The Company's objectives for the coming year include capitalizing on new technologies such as DVD and MPEG-2 digital video, 3D audio acceleration and 56kbps modems, expanding business with large OEM's and VARs, expanding Asia-Pacific and European sales, penetrating the market for SCSI host adapters, and strengthening its information and telecommunications systems infrastructure.

     Through selective acquisitions, Diamond has been able to add to its technical expertise and product offerings while further improving its distribution channels and market presence both domestically and internationally. In September 1995, Diamond purchased Supra, giving Diamond added expertise in PC communications and presence in the retail markets. In November 1995, the Company purchased Spea. The addition of Spea provides Diamond with a key strategic position in Europe, helping to expand Diamond's presence internationally as a leading supplier of visual and connectivity systems for the PC, and adds professional 3D graphics, CAD and video capture expertise and products to the Company.

     A key element of Diamond's strategy is to remain silicon agile, allowing the Company to incorporate the best semiconductor integrated circuits available on the open market. By sourcing chips from a variety of semiconductor developers, the Company is able to keep pace with the current rapid advances in multimedia and connectivity technology and bring best-of-breed products to market. The Company currently has R&D efforts underway using chipsets from a variety of companies, including but not limited to S3, Trident

Microsystems, Cirrus Logic, Rockwell Semiconductor, 3D Labs, C-Cube, 3D/fx, Symbios Logic, Analog Devices, Mitsubishi Electronics, and Rendition. These R&D efforts may or may not result in actual new product introductions.

     With the acceleration of PC multimedia and connectivity adoption, Diamond's objective is to expand international sales, serve new OEM, VAR and retail customers, and capitalize on new multimedia and connectivity product categories such as entertainment 3D animation, professional 3D graphics, 56 Kbps modems, ISDN and ADSL modems, Windows 95(R) DirectSound 3D audio acceleration, SCSI host adapters and DVD/MPEG-2 digital video products.

PRODUCTS

     The Company's products currently include a variety of PC subsystems that accelerate multimedia from the Internet to the hard drive.

     MULTIMEDIA CONNECTIVITY. Under the Supra brand name, the Company markets a line of analog and ISDN fax/modems, telephony modems and video phones for PCs. The Company also markets fax/modems and telephony modems for Macintosh computers. Supra Macintosh modems are bundled with the Company's Supra Faxcilitate software for managing facsimile functions.

     GRAPHICS ACCELERATORS. The Company's graphics accelerators enhance system performance by increasing the speed at which graphics are displayed while also improving resolution, image stability and color depth. The Company's Stealth series of multimedia accelerators offer mainstream graphics acceleration with full-screen, full-motion digital video playback.

     3D GRAPHICS. The Company offers two main types of specialized 3D accelerators. The Company's Monster 3D graphics accelerator is aimed at the entertainment 3D market and accelerates a number of 3D games on the PC. The Company's Fire GL series of graphic accelerators are aimed at the professional 3D market for such applications as content creation, Open GL acceleration and CAD. In addition, the new Stealth 3D series adds a level of general purpose 3D acceleration to the Company's Stealth line of mainstream graphics and digital video accelerators.

     3D AUDIO. The Company announced in late 1996 that it had developed an ASIC that, when combined with a DSP and the Company's proprietary software, was capable of accelerating Windows 95 DirectSound 3D content and simulating true 3D positional audio. The Company has shipped such 3D audio subsystems to developers for content development and evaluation purposes, but does not plan to announce and ship the commercial production version of this subsystem, Monster Sound, until during the first half of 1997.

     DVD/MPEG-2. The Company is developing, and planning for the initial commercial shipment during the first half of 1997, a line of MPEG-2 digital video accelerators and DVD/MPEG-2 upgrade kits for the OEM and retail markets, respectively.

     MULTIMEDIA I/O. The Company had under development at the end of 1996 a line of SCSI host adapters, which it announced and commenced shipping during the first quarter of 1997 under the FirePort brand. The initial line SCSI I/O data accelerators is expected to be broadened over time to include selected upgrade kits and Firewire (IEEE 1394) host adapters.

     See "Certain Factors That May Affect Future Performance - Short Product Life Cycles; Dependence on New Products" - "New Operating Systems" "Market Anticipation of New Products,New Technologies or Lower Prices" - "Migration to Personal Computer Motherboards" - "Rapid Technological Change".

SALES, DISTRIBUTION AND CUSTOMER SUPPORT

     The Company sells its products through independent domestic and international distributors and directly to larger computer retailers, mass merchants, VARS and OEMs. In addition, the Company sells its products in the United States through mail-order catalog organizations. The Company is currently seeking to expand its penetration of the retail/mass merchant channel and to increase its sales to large PC systems manufacturers and to the VAR channel. See "Certain Factors That May Affect Future Performance
- OEM Customer Risks" - "Product Returns;Price Protection" - "Distribution
Risks".

     The Company has built a customer service and technical support organization focused on providing value to the Company's customers beyond the purchase of the Company's products. In this regard, the Company provides customer support and technical support to customers via email and on the Internet as well as through facsimile and telephonic communication. Customers are provided technical support via the Internet/online environment, where the Company representatives answer questions posed by individuals seeking guidance. In addition, the Company supports a online community through its presence on the World Wide Web, where technical support, frequently asked questions and a searchable knowledge base can be found. This venue also supports "live chats" twice daily, Monday through Friday, where customers can ask questions as they relate to the Company's visualization and multimedia products.

     The Company continues to undertake significant efforts to expand its sales channels, particularly through expansion of its distributors in Europe and Asia, the addition of OEM sales personnel, and expansion of its presence in the U.S. retail/mass merchant and VAR channels. The requirements of the consumer electronics retail channels, however, are substantially different from the requirements of the commercial distributor, VAR and OEM channels that the Company has historically addressed. Any inability of the Company to successfully penetrate these new channels or to manage them on a profitable basis could have a material adverse effect on operating results. See "Certain Factors That May Affect Future Performance - Risks of International Sales".

     Products sold to OEM customers in bulk-packaged format typically consist of board-level hardware, software drivers, multimedia utility applications and a manual, frequently implemented on a CD-ROM to reduce cost and package size. Products sold to computer retailers and mass merchants typically consist of the hardware, software and manuals incorporated into the OEM products plus in many cases additional bundled hardware components, installation aids and/or software titles in packaging appropriate for consumer sale. Distributors typically purchase products both packaged for resale to retail outlets, typically for the installed base upgrade market, and bulk packaged for resale to systems integrators and VARs for incorporation into original-sale PC systems.

RESEARCH AND DEVELOPMENT

     The Company believes that continued investment in research and development will be critical to the ability of the Company to continue to introduce, on a timely basis and at competitive prices, new and enhanced products incorporating the latest technology and addressing emerging market needs. The Company's research and development organization consisted of 150 employees at December 31, 1996. The Company's software engineers are engaged in ongoing development of software and firmware drivers to enhance the performance of graphics, video and audio accelerators, fax/modems and telephony modems, and SCSI host adapters, as well as upgrades to the Company's proprietary Diamond InControl Tools and SupraFAXcilitate software applications. The Company's engineers are also engaged in the development of new products that will offer various combinations of 3D graphics, digital video, 3D sound, fax/modem, telephony, television and other emerging PC multimedia functions. Research and development expenses were $18,824,000, $10,665,000, and $3,696,000 in the three years ended December 31,
1996, 1995 and 1994, respectively. See "Certain Factors That May Affect Future Performance - Short Product Life Cycles; Dependence on New Products" - "Market Anticipation of New Products; New Technologies or Lower Prices" - "New Operating Systems" - "Rapid Technological Change".

     The Company also endeavors to work closely with third parties that are strategic to the Company's business. The Company works with suppliers of 3D graphics, digital video, sound, modem, MPEG-2, SCSI, TV and other multimedia chipsets in an effort to select the appropriate advanced components for the Company's new products. The Company seeks to develop in a timely manner the software required to incorporate the chipsets into the Company's products, and the Company's products into the evolving architecture of the PC. The Company also works with leading personal computer hardware and operating system vendors in order to remain abreast of emerging opportunities in the market. There can be no assurance that the Company's development efforts will be successful, or that the Company will be able to introduce competitive new products into the marketplace in a timely manner.

MANUFACTURING

     The Company utilizes a network of independent printed circuit board subcontractors to assemble and test the boards that are the principal hardware component of the Company's products. The Company procures components and assembles them into kits and provides these kits to its subcontractors for assembly and board-level testing. In the case of offshore assembly, the Company also subcontracts certain aspects of the procurement and materials management functions. The Company performs quality assurance and final test on most of its products, but subcontracts certain aspects of this activity. The Company packages the assembled boards with software, manuals and additional hardware components, placing such materials in retail packaging for the retail/mass merchant channel and in bulk packaging for the OEM and system integrator channels. While the Company utilizes a number of electronics assembly subcontractors to minimize the risk of business interruption, there can be no assurance that a problem will not arise with one or more of these vendors that could adversely affect operating results. The Company currently manufactures a portion of its fax/modems at its Albany, Oregon manufacturing facility, which it acquired as part of the acquisition of Supra. See "Certain Factors That May Affect Future Performance - "Component Shortages; Reliance on Sole or Limited Source Suppliers" - "Rapid Technological Change".

PROPRIETARY RIGHTS

     While the Company had one issued U.S. Patent and thirteen pending U.S. Patent Applications at December 31, 1996, it nonetheless relies primarily on a combination of copyright, trademark and trade secret protection to establish and protect its proprietary rights. See "Certain Factors That May Affect Future Performance - Proprietary Rights."

COMPETITION

     The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of PC add-in visual and audio subsystems, SCSI host adapter and data communications products, and indirectly against OEMs to the extent they manufacture their own add-in subsystems or incorporate on their personal computer motherboards the functionality provided by the Company's products. In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies in the sound, fax/modem and SCSI host adapter markets) emerge as competitors across broader product categories. See "Certain Factors That May Affect Future Performance - Competition."

EMPLOYEES

    As of December 31, 1996, the Company had 841 full-time employees, 291 of whom were engaged in manufacturing (including test, quality assurance and materials functions), 150 in development engineering, 143 in marketing, field applications support and sales, 169 in technical support and customer service, and 88 in finance and administration. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

 EXECUTIVE OFFICERS

     The following table sets forth the names, ages and office of all of the executive officers of the Company:

Name                     Age         Office Held
----                     ---         -----------
William J. Schroeder     52          President and Chief Executive Officer, Director
James M. Walker          48          Senior Vice President and Chief Financial Officer
Hyung Hwe Huh            44          Senior Vice President and Chief Technical Officer
C. Scott Holt            55          Senior Vice President, Worldwide Sales

         There are no family relationships between any of the executive officers and directors.

     Mr. Schroeder has served as President of the Company and Chief Executive Officer and as a member of the Board of Directors since May 1994. Mr. Schroeder was employed by Conner Peripherals, Inc. ("Conner") from 1986 to 1994, initially as President and, from 1989, as Vice Chairman of the Board of Directors. He was also President of Conner's New Products Group from 1989 to 1990, President of Archive Corporation (a Conner subsidiary) from January 1993 to November 1993, and CEO of Arcada Software, Inc. (a Conner subsidiary) from November 1993 to May 1994. Mr. Schroeder is also a director of Xircom, Inc., CNF Transportation, Inc. and MetaTools, Inc.

     Mr. Walker joined the company in December 1996 as Senior Vice President and Chief Financial Officer. Mr. Walker was formerly employed by Global Village Communication as Vice President and Chief Financial Officer from 1993 to 1996. Previously, Mr. Walker served as Chief Operating Officer for Fujitsu Computer Products from 1990 to 1993 and as the Vice President of Finance for its parent company, Fujitsu America, from 1987 to 1990. Mr. Walker is a director of DenOptix Corp., a privately-held dental supply firm.

     Mr. Huh joined the Company in 1983 as Engineering Manager and was promoted to Chief Engineer in 1985, to Vice President of Engineering in 1989, and to the position of Senior Vice President and Chief Technical Officer in 1994. Mr. Huh was a member of the Board of Directors of the Company from 1985 until the Reorganization in 1995.

     Mr. Holt joined the Company in January 1995 as Senior Vice President, Worldwide Sales. From 1986 to 1994, Mr. Holt was employed by Conner, most recently as Executive Vice President, Corporate Accounts and Americas Sales. Mr. Holt was the Executive Vice President of Sales and Marketing at Conner from 1986 until 1992.

ITEM 2. PROPERTIES

     The Company's headquarters facility in San Jose consists of approximately 80,000 square feet and is leased by the Company for seven years commencing January 1995. Additionally, the Company has leased 20,000 and 83,000 square foot facilities in Milpitas, California, primarily for manufacturing. The 20,000 square foot facility lease expires in February 1998 and is currently subleased for the remaining term to an unrelated entity. The 83,000 square foot facility lease commenced in February 1996 and expires in January 2001. The Company's facilities in Vancouver, Washington and Albany, Oregon consist of three buildings comprising approximately 28,700, 21,000 and 35,800 square feet, respectively. The 28,700 square foot facility expires in November 2000 and the 21,000 square foot facility lease expires June 1999. The Albany property was purchased in 1991. The Company's facilities in Europe encompasses a 26,000 square foot building in Winnersh, U.K. with a lease commencement date of May 1996. The lease is a fifteen year term with 3, 5 and 10 year cancellation options. Facilities in Germany consist primarily of two buildings in Starnberg comprising 22,000 and 14,000 square feet, respectively, and are leased through 2001. The Company also leases sales or technical support offices in the metropolitan areas of Tokyo, Japan; Paris, France; Seoul, South Korea and Singapore. The Company also leases sales or software development offices in Atlanta, Georgia; Dallas and Austin Texas; Chicago, Illinois; Lexington, Missouri; San Francisco, CA and Sussex, New Jersey. The Company believes that its existing facilities are adequate to meet its facilities requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS
                                                                           .
     The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July 1996 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 26, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no schedule for the litigation has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

------------------------------------------------------------------------------------------------
                                               Quarter Ended
                          Fiscal Year 1995                        Fiscal Year 1996

                  June 30     Sept. 30    Dec. 31    March 31    June 30    Sept. 30   Dec. 31
------------------------------------------------------------------------------------------------
Closing Price:
High              $21-3/4     $35-1/4     $41-3/4    $35-1/2     $21-7/8    $12-7/8    $15-11/16
Low               $16-3/4     $19-1/2     $24-3/4    $16         $9         $7         $11-1/4

     The Company's common stock is traded on the Nasdaq National Market under the symbol "DIMD". The price range per share, reflected in the above table is the highest and lowest closing prices for the Company's stock as reported by the Nasdaq, during each quarter since trading began on April 12, 1995. The Company's present policy is to retain its earnings to finance future growth. The Company has never declared or paid cash dividends and has no present intention to declare or pay cash dividends. At December 31, 1996 there were approximately 601 stockholders of record including nominees and brokers holding street accounts.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                  1996         1995        1994        1993        1992
                                                --------     --------    --------    --------    -------
                                                      (in thousands, except per share data)
Net sales                                       $598,050     $467,635    $203,297    $130,271    $74,502
Gross Profit                                     112,766      108,350      57,983      37,035     20,275
Write-off of in-process technology                    --       76,710          --          --         --
Income (loss) from operations                     22,708     (19,273)      33,137      20,544     11,791
Net income (loss)                                 16,337     (41,347)      20,116      12,416      7,096
Net income (loss) per share                         0.46       (1.55)        0.96        0.59       0.34
Total assets                                     332,438      351,729     120,854      41,992     17,075
Current portion of long-term debt                 18,068       18,077      82,664          --         --
Long-term debt, net of current portion             2,730       11,705      34,167          --         --
Mandatorily redeemable preferred stock                --           --      29,174          --         --
Total shareholders' equity (deficit)             224,295      208,610    (55,949)      20,967      9,770

                (Unaudited & in thousands except per share data)
SELECTED QUARTERLY FINANCIAL DATA

                                                    First           Second           Third        Fourth
YEAR ENDED DECEMBER 31, 1996                      Quarter          Quarter         Quarter       Quarter
                                                 -------------------------------------------------------
Net sales                                        $187,605         $120,219        $123,729      $166,497
Gross profit                                       40,062           11,167          25,023        36,514
Income (loss)  from operations                     18,069          (8,502)           2,709        10,432
Net income (loss)                                  11,194          (4,790)           2,100         7,833
Net income (loss) per share                         $0.32          $(0.14)           $0.06         $0.22

                                                    First           Second           Third        Fourth
YEAR ENDED DECEMBER 31, 1995                      Quarter          Quarter         Quarter       Quarter
                                                  ------------------------------------------------------
Net sales                                         $80,276          $95,110        $102,193      $190,056
Gross profit                                       20,685           23,087          24,553        40,025
Income (loss)  from operations                     11,697           12,609        (25,210)      (18,369)
Net income (loss)                                   6,138            7,794        (30,367)      (24,912)
Net income (loss) per share                          0.28             0.30          (1.08)        (0.78)

     No dividends have been declared in any of the periods presented. See "Item 5" for a discussion of the Company's dividend history. Data for 1995 includes acquisitions of Supra and Spea completed during the year that were accounted for as purchase business combinations. "See Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under "Certain Factors That May Affect Future Performance" and elsewhere in this report.

     The following discussion should be read in conjunction with the five-year summary of selected financial data and the Company's consolidated financial statements and the notes thereto. All references to years represent fiscal years unless otherwise noted.

OVERVIEW

     The Company develops, manufactures, markets and supports multimedia and connectivity solutions for home, business and professional desktop computer users, enabling them to create, access and experience compelling new media content from their desktops and through the Internet. Products include the Stealth and Monster 3D(TM) series of media accelerators, the Fire series of professional 3D graphics accelerators, and the Supra(R) series of fax/modems and ISDN adapters. Diamond also markets multimedia and video phone upgrade kits. Headquartered in San Jose, CA, Diamond has sales, marketing and technical facilities in Vancouver (Wash.), Singapore, Hong Kong, Seoul, Tokyo, Starnberg (Germany), Paris and Winnersh (U.K.). Diamond's products are sold through regional, national and international distributors as well as directly to major computer retailers, VARs and OEMs worldwide. In September 1995, the Company acquired Supra Corporation ("Supra"), a supplier of fax/modem products, including related software, for the PC and Apple Macintosh markets. In November 1995, the Company acquired SPEA Software AG ("Spea"), a German corporation. Spea designs, develops and markets professional 3D graphics and CAD accelerators and video capture subsystems for PCs. Both acquisitions were accounted for as purchase business combinations.

NET SALES

    Net sales were $598.1 million, $467.6 million, and $203.3 million in 1996, 1995 and 1994, respectively. Net sales increased in 1996 by $130.5 million, a 28% increase, compared to 1995 primarily due to the inclusion of revenues for a full year in 1996 of Supra and Spea and, to a lesser extent, due to continued growth in revenues from the Stealth series of graphic accelerator cards. This increase in sales was partially offset by a decrease in sales in 1996 of multimedia upgrade kits. Net sales for 1995 increased $264.3 million, a 130% increase, compared to 1994 primarily due to significantly increased units sales of the Stealth series of graphic accelerator cards. Additionally, approximately $40.3 million and $17.1 million in net sales were generated in 1995 from Supra and Spea, respectively, which were acquired on September 20, 1995 and November 15, 1995, respectively. The overall increase in net sales was offset in part by a decline in sales of the Viper series of accelerators as these products were replaced by the new Stealth product line.

     International sales, primarily to Europe and Japan, accounted for 38%, 35% and 28% of net sales in 1996, 1995 and 1994, respectively. During 1995 and 1996, the Company acquired Spea, increased its sales to international OEMs and opened offices in several countries including the United Kingdom, France, Singapore and South Korea. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks generally associated with international sales, including the effect of currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export restrictions, and the logistical difficulties of managing international operations.

GROSS PROFIT

     Gross margin (gross profit as a percentage of sales) was 18.9%, 23.2% and 28.5% in 1996, 1995, and 1994 respectively. Gross margin declined to 18.9% of net sales in 1996 from 23.2% of net sales in 1995 due to lower unit prices across most product lines and due to a charge in the second quarter of 1996 of approximately $10 million, reflecting increased inventory reserves and customer price protection claims related to the Diamond Edge 3D(R) product. Gross margin declined to 23.2% of net sales in 1995 from 28.5% of net sales in 1994 reflecting overall lower unit prices, increased sales to OEM accounts, and a higher proportion of lower-margin European sales, which comprised approximately 29% of sales in 1995 compared to approximately 20% of sales in 1994. European sales have traditionally had lower gross margins than domestic sales primarily due to competitive pricing pressures and two-tier distribution practices. Additionally, during 1995 the Company had a higher proportion of sales of both the Stealth 2000 Series graphics accelerator cards, which generally have a lower gross margin than the Viper series, and multimedia upgrade kits, which generally have a lower gross margin than graphics or multimedia accelerator cards. Moreover, competitive pricing pressures had resulted in lower margins on multimedia upgrade kits, and industry shortages of certain graphics accelerator and memory components during 1995 caused upward cost pressures on certain accelerator products. Gross profit was also impacted by a fourth quarter charge in 1995 to cost of sales associated with a book to physical inventory adjustment of approximately $3.0 million.

RESEARCH AND DEVELOPMENT

     Research and development expenses, primarily consisting of personnel expenses, were $18.8 million, $10.7 million and $3.7 million in 1996, 1995 and 1994, respectively, constituting 3.1%, 2.3% and 1.8% of net sales, respectively. The increase in research and development expenses for 1996 compared to 1995 was due primarily to the acquisitions of Supra and Spea (which were included in operating results for only a portion of 1995 and all of 1996), higher personnel-related expenses as headcount increased from 127 to 150 at December, 31, 1995 and 1996, respectively, and to a lesser extent, the material and outside service costs associated with new product development. The increase in research and development expenses for 1995 compared to 1994 was due primarily to higher personnel-related expenses as headcount increased from 45 to 127 at December 31, 1994 and 1995, respectively, and the continued expansion of product development activities. The significant increase in headcount at December 31, 1995 was due primarily to the purchase of Supra and Spea in late 1995, but was also associated with growth of internal efforts in research and development. For both 1995 and 1996, the increases in expenses as a percentage of net sales primarily reflected the significant increase in the Company's engineering staff and occupancy costs related to its efforts to support the introduction of new product lines, including those that will offer various combinations of graphics, digital video, 3D animation, 3D CAD, sound, ISDN adapter, analog modem, telephony, television, MPEG-2 and other functions increasingly being implemented on personal computers. The Company anticipates that its research and development expenses will continue to increase in absolute dollars and may increase as a percentage of sales. The Company has not capitalized any software development costs to date.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $66.2 million, $39.3 million and $21.2 million in 1996, 1995 and 1994, respectively, and constituted 11.1%, 8.4% and 10.4% of net sales, respectively. The increase in expenses in 1996 compared to 1995 reflected higher level of sales, marketing, technical support and administrative staffing to support overall increases in sales volume and was also due to higher costs related to sales incentive and promotion programs, including channel sales incentive programs that were implemented both in the third and fourth quarters of 1996, as well as higher outside professional fees related, in part, to certain ongoing litigation and tax consulting services. Further, the increases in expenses in 1996 was also attributable to the acquisitions of Supra and Spea (which operations were included in operating results only from the date of acquisition at September 20, 1995 and November 15, 1995, respectively). The increase in expenses for 1995 compared to 1994 was primarily due to higher personnel-related expenses associated with increased staffing to handle the expansion in the Company's overall level of business, including Supra and Spea, and to improve its systems and procedures infrastructure, as well as increased selling and marketing expenses associated with higher sales and increased promotion of the Company's products, particularly in international markets.

     Selling, general and administrative costs increased as a percentage of net sales in 1996 compared to 1995 due, in part, to significantly increased sales incentive program and marketing costs in 1996 and to outside professional services costs. As a percentage of net sales selling, general and administrative expenses decreased during 1995 compared to 1994 primarily as a result of having a higher proportional increase in net sales.

     The Company anticipates that its selling, general and administrative expenses will continue to increase in absolute dollars as the Company continues to expand its efforts at penetrating certain sales channels and regions, and continues to strengthen management information and telecommunications systems to support its existing and acquired businesses and the anticipated growth in the scope of its operations

WRITE-OFFS OF IN-PROCESS TECHNOLOGY AND AMORTIZATION OF INTANGIBLE ASSETS

     The Company incurred two non-cash, non-tax deductible charges to operations of $38.7 million and $38.0 million for the write-off of in-process technology related to the acquisition of Supra in the third quarter of 1995 and Spea in the fourth quarter of 1995, respectively, because the technological feasibility of the in-process technology acquired had not been established and there was no alternative future use. The Company incurred amortization expense of $5 million and $0.9 million in 1996 and 1995, respectively, related to amortization of purchased technology and goodwill from the Supra and Spea acquisitions. As a result of the Supra and Spea acquisitions, the Company will incur aggregate amortization expense of approximately $4.6 million in 1997, $2.3 million annually for the following four years, $2.0 million in 2002 and a remaining $0.3 million in 2003.

INTEREST INCOME

     Interest income for 1996 of $2 million resulted from the significant increase in cash available for investment during the year. For 1995 there was a net interest expense of $1.3 million due primarily to interest on the debt incurred in connection with the Reorganization on January 3, 1995. (see Reorganization in Note 1 of Notes to Consolidated Financial Statements). Interest income for 1994 was $0.7 million earned on available cash for investment.

OTHER INCOME

     The Company recorded other income in 1996 of $1.2 million relating to Value Added Tax (VAT) refunds and foreign currency translation gains. The other income of $1.4 million recorded in 1995 related to a gain on settlement of a lawsuit and foreign currency translation gains.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate in 1996 was 37%. For 1995, the tax rate was 38.5% excluding the write-off of $76.7 million of in-process technology related to the acquisitions of Supra and Spea for which the write-offs were not deductible for income tax purposes. The tax rate for 1994 was 40.5%. For 1996 and 1995, differences from the statutory rates consisted principally of the effect of state income taxes, federal tax-exempt interest income and the research and development tax credit. For 1994, the Company's effective tax rate approximated federal and state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

     During 1994, the Company satisfied its operating cash requirements principally through cash flow from operations of $14.9 million. In 1995, the Company used $36.5 million in cash from operating activities, and the primary sources of cash were income from operations of $35.4 million (without giving effect to the noncash write-offs of $76.7 million of in-process technology) as well as an increase in accounts payable of $38.4 million, offset by increases in receivables of $58.9 million and inventories of $49.3 million.

     During 1996, the Company generated $26.9 million in cash from operating activities primarily due to net income of $16.3 million, a decrease in receivables and inventories of $17.5 million and $3.0 million, respectively, and two significant non-cash items consisting of an increase to the provision for excess and obsolete inventories of $14.2 million and depreciation and amortization expense of $8.4 million. These proceeds were partially offset by a decrease in trade payables and accrued liabilities of $24.5 million and increases in deferred income taxes and prepaid expenses and other assets of $9 million. Net cash provided by investing activities was $6.2 million and consisted of $12.2 million from the maturities of short-term investments offset, in part, by the purchase of $6.1 million of property and equipment. Net cash used in financing activities was $6.9 million in 1996 consisting primarily of proceeds of $46.8 million from term loans and revolving credit facilities, offset, in part, by payments and maturities of term loans and revolving credit facilities of $55.2 million.

     At December 31, 1996, the Company had $120.1 million of cash and cash equivalents. In addition, as of such date, the Company had a $15 million domestic bank credit facility permitting borrowings at the bank's reference rate (8.25% at December 31, 1996) or at the 1, 3 or 6 month LIBOR plus 1.5%. At December 31, 1996, there were no borrowings against this line.

     Additionally, the Company has credit facilities under foreign lines of credit. At December 31, 1996, there was a $5 million Supra revolving line of credit bearing interest at the bank's reference rate (8.25% at December 31, 1996) and a $4.8 million foreign facility that bears interest at the bank's variable rate (1.625% at December 31, 1996). At December 31, 1996, there were no borrowings under the Supra revolving line of credit and $1.4 million under the $4.8 million facility. The agreements covering the Company's debt contain covenants relating to quarterly profitability, minimum levels of tangible net worth and minimum levels of liquidity. At December 31, 1996, the Company's Spea subsidiary had lines of credit with two German banks with interest rates ranging from 7.375% to 8.75% with a remaining $3.5 million available to borrow under existing credit lines. Outstanding borrowings under these lines of credit were $15.8 million at December 31, 1996. The two most restrictive covenants under these lines of credit include limitations on the issuance of guarantees and pledges for other creditors and that Spea would be profitable. The Company believes that as of December 31, 1996, it was in material compliance with the covenants of these debt instruments.

     The Company expects to spend approximately $7 million for capital equipment in 1997, principally relating to computer and office equipment.

     The Company believes that its cash balances and available credit under existing bank lines will be sufficient to meet anticipated operating and investing requirements for the foreseeable future. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    In addition to other information in this Form 10-K, the following are important factors that should be considered carefully in evaluating the Company and its business.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

     The Company's future operating results may vary significantly from period to period as a result of a number of factors. The Company's revenue in a given period depends on the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability of components for the Company's products, changes in product or distribution channel mix, the level of inventory carried by the Company's distribution and retail channel customers, and product returns and price protection charges from customers.

     The Company's gross margins are also impacted by short product life cycles, the mix of products sold, the mix of distribution channels, competitive price pressures, the availability and cost of components from the Company's suppliers, component price inflation or deflation, end-of-life inventory write downs and general economic conditions. For example, the Company intends to increase the proportion of its revenue generated by sales to OEMs, which historically have yielded lower gross margins, and to the retail/mass merchant channel, which typically provides higher gross margins than OEM sales but requires higher sales and marketing expenses and carries price-protection, stock-rotation and customer-return liabilities. Individual product lines generally provide higher margins at the beginning of the typical six-to-twelve-month product life cycle, and lower margins as the product line matures. Product lines with less technology value-added, however, such as multimedia upgrade kits, generally provide lower margins than product lines with higher technology value-added. Moreover, if a product's life should end prior to expectations, then there is also a risk of unexpected end-of-life and obsolete inventory charges, which could depress the Company's gross margin in the affected period.

     Many of these factors are beyond the Company's control. For example, the Company's operating results in the second and third quarters of 1996 were adversely impacted by significantly lower unit prices as a result of competitive pricing pressures, and, in the second quarter, lower unit volumes due in part to weak market conditions, and there can be no assurance that lower unit prices or volumes will not affect the Company's operating results in the future. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to successfully introduce competitive products in a timely manner would adversely affect operating results for one or more product cycles.

     Due to the foregoing factors, it is likely that the operating results of the Company for some future quarter or quarters will fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company's Common Stock could be materially and adversely affected.

REVENUE VOLATILITY AND DEPENDENCE ON ORDERS RECEIVED AND SHIPPED IN A QUARTER

     The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. Moreover, the Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry supply-demand conditions and emphasis on just-in-time inventory management, has resulted in customers placing orders with relatively short delivery schedules. This has the effect of increasing such short-lead orders ("turns orders") as a portion of the Company's business and reducing the Company's ability to accurately forecast net revenue. Because turns orders are more difficult to predict, there can be no assurance that the combination of turns orders and backlog in any quarter will be sufficient to achieve growth in net revenue during that quarter. If the Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected.

     Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. Moreover, as is common and frequent in the personal computer industry, a disproportionate percentage of the

Company's revenue in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter. In addition, from time to time, a significant portion of the Company's revenue may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

     Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenue in a given quarter may materially impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory levels during the quarter to match the level of revenue for the quarter. Excess inventory could also result in cash flow difficulties as well as added expenses associated with inventory write-offs or sell-offs. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its component purchases and inventory levels, thereby experiencing stock outs and delivery delays and negatively impacting its revenue, market share and customer satisfaction.

DECLINING SELLING PRICES

     The Company's markets are characterized by intense ongoing competition and coupled with a past history and a current trend of declining average selling prices. A decline in selling prices may cause the revenue in a quarter to be lower than the revenue of a preceding quarter or corresponding prior year's quarter even though more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is likely that the Company's average selling prices will decline, and the Company's revenue and margins may decline in the future, from the levels experienced to date. The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products, including its modems and telephony/modem products, its 3-D accelerators, its SCSI I/O adapters and its planned DVD/MPEG-2 and DirectSound 3D accelerator products, some of which have been impacted from time-to-time by a scarcity in the supply of associated chipsets and other components. In addition, the Company's revenues, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAMs, VRAMs, CD-ROMs, DVD drives, multimedia controller chips or bundled software, decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer. For example, operating results were negatively impacted in the second and third quarters of 1996 by declining market prices for the Company's products, caused in part by a sharp reduction in the market price for DRAMs. Conversely, an increase in the price of semiconductor components may adversely impact the Company's gross margin due to higher unit costs, and a decrease in the supply of semiconductor components may adversely impact the Company's shipments and revenue.

SEASONALITY

     The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth calendar quarter of each year. This seasonality may become more pronounced and material in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel, that PCs become more consumer-oriented and entertainment-driven products, or that the Company's revenue becomes increasingly based on entertainment products. Also, to the extent the Company is successful in expanding its European operations, both internally and through its acquisition of Spea, it may experience relatively weak demand in third calendar quarters due to historically weak summer sales in Europe. The potential material effect of seasonality on the Company's revenue is illustrated through market research results published by International Data Corporation showing that consumer electronics sales in the U.S. are spread across the four (4) calendar quarters in the ratio of 22%, 23%, 26% and 29%, respectively. The foregoing example is merely an illustration of historical trends, and in no way is intended to be a prediction or any indication of how the Company's sales will develop.

MANAGEMENT OF GROWTH; INTEGRATION OF SUPRA AND SPEA

     In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. In addition, through its acquisitions of Supra in September 1995 and Spea in November 1995, the Company increased the scope of its product lines and multinational operations. This expansion in scope has resulted in a need for significant investment in infrastructure and systems, as well as the integration of Supra and Spea into the Company's infrastructure. This requirement includes, without limitation, securing adequate financial resources to successfully integrate and manage the acquired businesses, retention of key employees, integration of management information, control and telecommunications systems, consolidation of geographically dispersed manufacturing and distribution facilities, consolidation and coordination of suppliers, rationalization of distribution channels, and integration of various functions and groups of employees, each of which could pose significant, material challenges. Moreover, Spea historically has not been profitable and the Company's management has taken significant steps to reduce expenses at Spea and integrate its operations with those of the Company. Accordingly, the Company has reorganized Spea to function as a product localization and marketing operation for Europe; a sales, technical support and customer service operation for Germany; and a product development and launch facility for professional 3D graphics, CAD and digital video capture for the Company's worldwide markets. The Company discontinued manufacturing, test, packaging and logistics operations at Spea effective October 1, 1996. Since the acquisition of Spea in November 1995, the Company's efforts to improve Spea's financial performance have been adversely impacted by economic recession in Germany and the associated downturn in the German PC market, and there can be no assurance that the Company will be successful in improving the financial performance of its operations in Europe.

     The Company's future operating results will depend in large measure on its success in implementing operating, manufacturing and financial procedures and controls, improving communication and coordination among the different operating functions, integrating certain functions of Supra and Spea such as sales, procurement and manufacturing, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in all areas. There can be no assurance that the Company will be able to manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's short-term and long-term operating results.

SHORT PRODUCT LIFE CYCLES; DEPENDENCE ON NEW PRODUCTS

     The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. The Company must develop and introduce new products in a timely way that compete effectively on the basis of price and performance and that address customer needs and meet customer requirements. To do this, the Company must continually monitor industry trends and make difficult choices regarding both the selection of new technologies and features to incorporate into its new products and the timing of when to introduce such new products, all of which may impair orders for, or prices of, the Company's existing products. The success of new product introductions depends on various factors, some of which are outside the Company's direct control, such factors include new product selection, timely completion and introduction of new product designs, the development of supporting content by independent software vendors (ISVs), the development and production of collateral product literature, and coordination of advertising, press relations, channel promotion and OEM and VAR evaluation programs.

     Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space in future periods. Moreover, because of the short product life cycles coupled with the long lead times for procuring many of the components used in the Company's products, the Company may not be able, in a timely manner, or at all, to reduce its component procurement commitments, software license commitments, production rates or inventory levels in response to unexpected delays in product launch, shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if such demand increases are in a new product or new technology area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product unavailability.

NEW OPERATING SYSTEMS

     The PC industry has recently been characterized by significant operating system changes, such as the introduction of OS/2 Warp in 1994, Windows 95 in 1995 and Windows NT 4.0 in 1996, and the introduction of significant new operating systems components, such as Microsoft's Direct X and ActiveX for Windows 95. While new operating systems can provide new market opportunities, such as the growing market for graphical user interface ("GUI") accelerators that occurred with the introduction of Windows 3.0 and the expected growth in the PC games market with the introduction of Windows95, new operating systems and operating systems components also place a significant research and development burden on the Company. New drivers, applications and user interfaces must be developed for the new operating systems and operating systems components in order to maintain revenue levels and customer satisfaction. Perhaps more significantly, such drivers, applications and interfaces customarily are ported to the recently shipped portion of the Company's installed base. This effort involves a substantial software engineering, compatibility testing and customer technical support investment with only limited near-term incremental revenue return since these driver updates are usually provided via electronic distribution free to the Company's installed customer base. In addition, the installation of this software may result in technical support calls, thereby generating expenses that do not have offsetting revenue. Moreover, during the introductory period of a major new operating system release such as Windows 95, such installed base support may reduce the research and development and customer technical support resources available for launching new products. For example, after substantial investment in porting the Company's software, graphics accelerator and modem products over to Windows 95, the Company was at year-end 1996 still developing for final release improved, accelerated Windows 95 drivers for the Viper Pro Video series of accelerator add-in cards. While this product line does not represent a current or future revenue opportunity for the Company, the Company nevertheless believes that it is important to make the significant software development investment represented by this effort in order to maintain relations with its installed customer base and its reputation for reliable on-going product support. Furthermore, new operating systems for which the Company prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may not be achieved.

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

     Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as perhaps the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-release publicity surrounding the release of Windows 95 may have contributed to a slowing of the consumer PC market in the summer of 1995. Similarly, there may have been a slowing in the corporate PC market prior to the recent release of Windows NT 4.0 and the Pentium Pro. Moreover, a similar reaction may occur in the modem market as a result of the recent announcements of modems based on 56 kilobits per second (Kbps) technology to be available early in 1997, or in the overall PC market in anticipation of Intel Corporation's transition to MMX-based microprocessors during 1997; Microsoft's release of its "Memphis" upgrade to Windows 95; or Intel's release of its new "Klamath" CPU supporting the accelerated graphics port (AGP) architecture. The potential negative impact on the Company's operating results as a result of customer decisions to postpone purchases in favor of new and "publicized" technology can be further magnified if such new technology is not available in a timely manner or in sufficient supply to meet the demand caused by the market's shift to the new technology from an older technology. For example, the Company believes that the PC market is currently slow as customers await the availability of Intel's new MMX-enabled Pentium CPUs.

     Also, if the Company announces a product that the market views as having more desirable features or pricing than the Company's existing products, demand for existing products may be curtailed even though the new product is not yet available. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they may postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, even though positive in the longer term, can negatively impact the Company's operating results in the short term.

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

    The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly application specific integrated circuit ("ASIC") chipsets that provide graphics, digital video, 3D CAD, television (TV), sound, 3D animation and other multimedia functions, random access memory (including VRAM, DRAM and SGRAM), and speakerphone and fax/modem chipsets, including voice modem, K56flex, and simultaneous voice and data ("SVD") modem chipsets. Although the price and availability of semiconductor components improved during 1996, these components are periodically in short supply and on allocation by semiconductor manufacturers. For example, it is expected that high-performance DRAMs may be in short supply from time to time, and components for K56flex modems will also likely be in short supply. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia and communications ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical or competitive cost levels. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin and profitability.

     As noted above, supply-demand conditions for semiconductor components are unpredictable and may change from time to time. During periods of oversupply, prices are likely to fall and certain vendors of such semiconductor chips may liquidate their inventories in a rapid manner. If such semiconductor vendors are suppliers to the Company's competitors, then such actions could enable competitors of the Company to enjoy a cost advantage vis-a-vis the Company, and any resultant price reduction for such competitors' products could require the Company to reduce its prices, thereby depressing the Company's margins or revenues in one or more operating periods.

     During periods of component oversupply and associated price deflation, customers of the Company, particularly those comprising channels that do not receive price protection from the Company, may seek to draw down the inventory they hold since such inventory likely would bear a price deflation risk. As a consequence, the Company may see its orders, unit shipments and average selling prices depressed from time to time during such price-deflation and inventory-reduction periods, which could adversely affect revenues or gross margin in the related operating period or periods.

     Conversely, when the PC or PC peripherals markets emerge from a period of oversupply, it is normal for most manufacturers, distributors and resellers that have substantially drawn down their inventory levels to be unprepared for a possible rapid increase in sales. Accordingly, the Company may not have enough inventory, scheduled component purchase orders or available manufacturing capacity to meet market demand, thereby missing orders and revenue opportunities, and perhaps losing market share.

DEPENDENCE ON GRAPHICS AND MULTIMEDIA ACCELERATOR MARKET

     Sales of graphics and multimedia accelerator subsystems accounted for greater than 75% of the Company's revenues in 1996 and greater than 80% in 1995. Although the Company has introduced audio subsystems, ISDN adapters subsystems and SCSI host adapters, entered the modem market through the acquisition of Supra Corporation and is developing DVD/MPEG-2 products, graphics accelerator subsystems are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

MIGRATION TO PERSONAL COMPUTER MOTHERBOARDS

     The Company's graphics and multimedia accelerator subsystems are individual products that function within personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing such functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. The Company expects that such migration will not occur with 3D graphics or Intel's accelerated graphics port (AGP) in the near term, although the Company recognizes that such migration could nonetheless occur with respect to the functionality provided by the Company's current products. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems configuration--such as 3D graphics acceleration, 3D audio and MPEG-2 digital video accelerators, high-speed SCSI host adapters and analog and digital modems--there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into the CPU microprocessor, such as under Intel's MMX or accelerated graphics port technologies, will not adversely affect the future market for the Company's products. In large part, the continuation of a robust market for add-in graphics and video subsystems may depend on the timing and market acceptance of 3-D graphics and digital video MPEG-2 acceleration. This, in turn, may depend on the availability of compelling 3-D and MPEG-2 content, including games and entertainment, broadcast digital video, PC video phones, desktop video conferencing, and digital video, audio and VRML on the Internet. Similarly, the robustness of the modem market may depend largely on the widespread adoption of 56 Kbps and, later, digital subscriber line (xDSL) technology in both client-side modems attached to the PC and server-side modem connections provided by Internet Service Providers. The timing of major technology introductions and the market acceptance of these new technologies and standards is largely out of the control of the Company. For example, the new 56 Kbps modem technology has two competing standards: K56flex supported by Rockwell Semiconductor and Lucent Technologies and x2 supported by U.S. Robotics. The Company believes that most industry experts are of the opinion that the International Telecommunications Union will not ratify a standard until late 1997 or early 1998, thereby causing market confusion and potentially slowing market acceptance of new 56 Kbps modems.

COMPETITION

     The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of add-in visual and audio subsystems and data communications products for the PC, and indirectly against PC systems OEMs to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by the Company's products. In certain markets where the Company is a relatively new entrant, such as modems, sound cards and SCSI host adapters, the Company may face dominant competitors including U.S. Robotics (modems), Creative Technology (sound cards) and Adaptec (SCSI host adapters). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies primarily in the sound, fax/modem, telephony, digital signal processing, central processing unit or motherboard markets) emerge as competitors across broader or more integrated product categories.

     In addition, manufacturers of chipsets or other components used in the Company's products could become future competitors of the Company to the extent that such manufacturers elect to integrate forward into the add-in subsystem or value-added software market, or as such multimedia chipset manufacturers provide increasingly higher quality and more sophisticated software to their chipset customers, including subsystem suppliers competitive to the Company. Also, certain of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources relative to the Company, and many have long-standing market positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors also have a competitive cost advantage as a result of being located in areas that impose significantly lower taxes than the United States or offer a substantially lower cost of labor or provide governmental subsidies, such as R&D and training funds. Many of the Company's current and potential competitors also design and manufacture their own graphics acceleration, video, sound, fax/modem or other multimedia processing chipsets. While the Company believes that its semiconductor vendor flexibility enables it to select, within certain limits, from among the most advanced and price competitive chipsets available on the open market, the captive semiconductor operations of certain of the Company's current and potential competitors could provide them with significant advantages, including greater control over semiconductor architecture and technology, component design, component performance, systems and software design, availability and cost.

     The Company also believes that the strategy of certain of its current and potential competitors is to compete largely on the basis of price, which may result in significant price competition and lead to lower margins for the Company's products or otherwise adversely affect the market for the Company's products. To the extent that semiconductor availability is relatively robust and software drivers and reference hardware designs from multimedia chipset manufacturers are of high quality and sophistication, then competitors who sell such reference designs and compete largely on price with little valued added engineering may have a competitive cost advantage relative to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its current and future markets, or will be able to compete successfully against current and new competitors, as the Company's technology, markets and products continue to evolve.

DISTRIBUTION RISKS

    The Company sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants, VARs and OEM customers. The Company's future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order and telephone sales by manufacturers and electronic commerce on the World Wide Web. The loss of, or reduction in, sales to certain of the Company's key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on the Company's operating results. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet or increased use of mail-order catalog or consumer-electronics channels for personal computer sales, could affect the Company in ways not yet known. Moreover, additions to or changes in the types of products the Company sells, such as the introduction of professional-grade products, or migration toward more communications-centric products, may require specialized value-added reseller channels, relations with which the Company has only begun to establish.

PRODUCT RETURNS; PRICE PROTECTION

     The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. Moreover, certain of the Company's retail customers will readily accept returned product from their own retail customers, and these returned products are, in turn, returned to the Company for credit. The Company estimates returns and accrues for potential price protection on unsold inventory. However, there can be no assurance that these estimates or accruals will be sufficient, or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies such as the new 56 Kbps modem technology, and the difficulty in predicting future sales through the distribution channels to the final end customer all increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystem industry could result in significant and unforeseen product returns, with such returns creating a material adverse affect on the Company's financial performance. In addition, there can be no assurance that new product introductions by competitors or other market factors, such as the integration of graphics acceleration or modem connectivity by OEMs onto system motherboards, will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's gross margins.

     Furthermore, the markets that the Company serves include end users who buy from computer retail and consumer electronics mass merchant outlets to upgrade their existing PCs. Such customers frequently decide to return products to the retail outlets from which they earlier purchased the product. Such returns are made for a variety of reasons, including the customer changing his or her mind regarding his or her purchase decision, the customer has difficulty with the installation or use of the product, the product does not offer the features, functions, or performance that the customer expected or the customer experiences incompatibilities between the product and his or her existing PC hardware or software. Since many of the products that the

Company sells incorporate advanced computer technology, the Company expects that end user customer returns, including warranty returns, will be a continuing negative attribute of the PC installed base upgrade market.

OEM CUSTOMER RISKS

     The Company currently has only a limited number of OEM customers. While the Company is seeking to increase its sales to OEMs, certain OEMs maintain internal add-in subsystem design and manufacturing capabilities or have long-standing relationships with competitors of the Company, and there can be no assurance that the Company will be successful in its efforts to increase its OEM sales. Moreover, developing supplier relationships with major PC systems OEMs and installing the process and procedures required by such OEMs can be an expensive and time-consuming process, and there can be no assurance that the Company will achieve an acceptable financial return on this investment. It is expected that OEM revenue will carry a lower gross margin percentage compared to sales to other channels due to perceived lower expenses to support such OEM revenue and the buying power exercised by large OEMs. Furthermore, the Company's products are priced for and generally aimed at the higher performance and higher quality segment of the market. Therefore, to the extent that OEMs focus on low-cost solutions rather than high-performance solutions, an increase in the proportion of the Company's sales to OEMs may result in an increase in the proportion of the Company's revenue that is generated by lower-selling-price or lower-gross-margin products, which could adversely affect future operating results.

RAPID TECHNOLOGICAL CHANGE

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. For example, 3D technology is evolving rapidly in the graphics and audio markets, DVD and MPEG-2 encryption standards are still being refined, and at least two competing 56 Kbps technologies are expected to be rapidly deployed by the modem industry during 1997 and 1998. Product life cycles in the Company's markets frequently range from 6 to 12 months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionalities that meet changing customer requirements in a cost-effective manner. Further, if the Company is successful in its development and market introduction of new products, it must correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. Moreover, when the Company is successful in launching competitive new products, it must also successfully manage the corollary obsolescence and price erosion of those of its products that are impacted by the new products, as well as any resulting price protection charges and Stock Rotations from its distribution channels.

CAPITAL NEEDS

     There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Any shortfall in capital resources compared to the Company's level of operations or any inability to secure additional capital as needed could impair the Company's ability to finance inventory, accounts receivable and other operational needs. Such capital limitations could also impair the Company's ability to invest in research and development, improve customer service and support, deploy information technology systems, and expand manufacturing and other operations. Failure to keep pace with competitive requirements in any of these areas could have a material adverse effect on the Company's business and operating results. Moreover, any need to raise additional capital through the issuance of equity securities may result in additional dilution to earnings per share.

RISKS OF INTERNATIONAL SALES

     The Company's international sales are subject to a number of risks generally associated with international business operations, including the effect on demand for the Company's products in international markets as a result of a strengthening or weakening U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, any state-imposed restrictions on the repatriation of funds, any import and export duties and restrictions, certain international economic conditions, the expenses, time and technical resources required to localize the Company's various products and to support local languages, the logistical difficulties of managing multinational operations and dispersed product inventory designed or manufactured to meet specific countries' requirements, and the delays and expenses associated with homologating the Company's telecommunications products and securing the necessary governmental approvals for shipment to various countries.

     The Company's international sales can also be affected if inventory sold by the Company to its international distributors and OEMs and held by them or their customers does not sell through to final end customers, which may impact international distributor or OEM orders in the succeeding periods. The Company believes that at this stage of its development it has generally less information with respect to the inventory levels held by its international OEMs and distributors vis-a-vis their domestic counterparts, and therefore generally less visibility on how this held inventory might affect future orders to and sales by the Company.

INFORMATION TECHNOLOGY AND TELECOMMUNICATIONS SYSTEMS

     The Company is currently making significant investments in establishing systems, processes and procedures to more efficiently and effectively manage its worldwide business and enable communications and data sharing among its employees and various business units. This effort comprises a significant investment of expense and capital funds for the installation of information technology ("IT") and telecommunications equipment, as well as a drain on management resources. As part of this program to install IT systems throughout the Company, management believes that the Company will be required to install an enhanced and more robust client-server based financial, order entry, materials planning, inventory, bill of materials and operations management IT application. In order to more effectively manage the Company's business and avert Year 2000 issues, the Company believes that this new application will need to be installed and operational by 1999. Such an effort is expected to comprise a further substantial investment of expenses and management resources by the Company.

PROPRIETARY RIGHTS

     While the Company had one issued U.S. Patent and thirteen pending U.S. Patent Applications at December 31, 1996, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated intellectual property rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

STOCK PRICE VOLATILITY

     The trading price of the Company's Common Stock has been subject to significant fluctuations to date, and could be subject to wide fluctuations in the future in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or significant OEM systems design wins by the Company or its competitors, general conditions in the markets for the Company's products or the computer industry, the price and availability of purchased components, general financial market conditions, market conditions for technology, PC or semiconductor stocks, changes in earnings estimates by analysts, or other events or factors. In this regard, the Company does not endorse and accepts no responsibility for the estimates or recommendations issued by stock research analysts from time to time. In addition, the public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success will depend to a significant extent upon the efforts and abilities of its senior management, technical, sales and marketing personnel. The competition for such personnel is intense, particularly in the San Jose, CA area ("Silicon Valley"). There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the additional key personnel that it requires. The loss of services of one or more of its key personnel or the inability to add key personnel could have a material adverse effect on the Company. The salary, performance bonus and stock option packages necessary to recruit or retain key personnel, particularly in Silicon Valley, may significantly increase the Company's expense levels or result in dilution to the Company's earnings per share.

LEGAL MATTERS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See item 14(a) for an index to the consolidated financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors" in Registrant's proxy statement for use in connection with the Annual Meeting of Shareholders to be held in May 1997, (the "Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

     Information with respect to the Registrant's executive officers is included at the end of Part I, Item 1, on page 5 of this report under the caption "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding remuneration of Registrant's directors and executive officers will be set forth under the caption "Executive Compensation" in Registrant's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will be set forth under the caption "Share Ownership of Certain Beneficial Owners and Management" in Registrant's Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth under the caption "Certain Transactions" in Registrant's Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1.  FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Diamond Multimedia Systems, Inc., and its subsidiaries are filed as part of this report on Form 10-K

                                                                                                 Page
                                                                                                 ----
         Report of Independent Accountants

         Consolidated Balance Sheets as of December 31, 1996 and 1995                             29

         Consolidated Statements of Operations for the three years ended December 31, 1996        30

         Consolidated Statements of Shareholders' Equity (Deficit) for the three  years ended
         December 31, 1996                                                                        31

         Consolidated Statements of Cash Flows for the three years ended December 31, 1996        32

         Notes to Consolidated Financial Statements                                               33


         2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Schedule II-Valuation and Qualifying Accounts                                            47

         Schedule I through V not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

3. EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
 3.1(1)                    Certificate of Incorporation

 3.2(1)                    Bylaws of Registrant

 4.1(1)                    Form of Common Stock Certificate

10.1(1) Form of Indemnification Agreement for officers and directors

10.2(1) Form of Indemnification Agreement with certain stockholders

10.3(1)*                   1992 Stock Plan and form of Stock Option Agreement

10.4(1)*                   1994 Stock Plan and form of Stock Option Agreement

10.5(1)*                   1995 Employee Stock Purchase Plan and form of
                           Subscription Agreement

10.6(1)*                   1995 Director Option Plan and form of Stock Option
                           Agreement.

10.7(1)                    Stock Purchase Agreement by and among the Registrant,
                           Diamond Multimedia Systems, Inc., a California corporation, and the investors and shareholders named therein.

10.8(1) Stock and Subordinated Notes Purchase Agreement by and among the Registrant and the investors name therein.

10.9(1) Shareholders' Agreement by and among the Registrant and the investors, management shareholders and shareholders named therein.

10.10(1) Registration Rights Agreement by and among the Registrant and the investors, management shareholders and shareholders named therein.

10.11(1)*                  Employment Agreement between the Registrant and Mr.
                           Hyung Hwe Huh

10.12(1)*                  Consulting Agreement between the Registrant and Mr.
                           Chong-Moon Lee

10.13(1)                   Mutual Release among the registrant, Messrs. Lee and
                           Huh, and certain other parties.

10.14(1)                   Lease (2880 Junction Avenue, San Jose, CA).

10.15(1)                   Lease (835 Sinclair Frontage Road Drive, Milpitas,
                           CA).

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
10.16(2)                   Agreement and Plan of Reorganization among the
                           Registrant, Shakespeare Acquisition Corporation and
                           Supra Corporation dated as of August 7, 1995.

10.18(4)                   Stock Purchase Agreement by and among the Registrant,
                           SPEA Software AG and the Stockholders of SPEA
                           Software AG dated as of October 24, 1995.

10.19(3)                   1993 Stock Incentive Plan

10.20(4) Amendment No. 1 to Stock Purchase Agreement dated as of November 15, 1995 by and among the Registrant;
                           Supra (Deutschland) GmbH; SPEA Software AG;
                           Spea-Beheer C.V.,TVM, Glenwood and Ulrich Seng for and on behalf of the Selling Stockholders; and David
                           Gill.

10.21(4)                   Line of Credit Agreement between the Registrant and
                           Imperial Bank dated May 29, 1995.

10.22(4)                   Amended and Restated Credit Agreement between the
                           Registrant and Sanwa Bank California dated November
                           2, 1995.

10.23(4)                   Line of Credit Agreement between the Registrant and
                           Imperial Bank dated May 29, 1995.

10.24* Form of Change of Control Severance Agreement between the Registrant and the two Named Executive Officers listed below:

                           James M. Walker
                           C. Scott Holt

10.25*                     Employment Agreement between the Registrant and Mr.
                           James M. Walker

11.1                       Statement Regarding Computation of Net Income Per
                           Share.

21.1(4)                    List of Significant Subsidiaries.

23.1                       Consent of Coopers & Lybrand L.L.P., Independent
                           Accountants

24.1                       Power of Attorney

27                         Financial Data Schedule

----------------

* Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-89386), as amended, filed pursuant to the Securities Act of 1933, as amended, relating to the initial public offering of Common Stock.

(2) Incorporated by reference to the Registrant's current report on Form 8-K (File No. 0-25580) filed pursuant to the Securities Exchange Act of 1934, as amended, on October 5, 1995.

(3) Incorporated by reference to the Registration Statement on Form S-8 ( File No. 33-98470) filed pursuant to the Securities Act of 1933, as amended, on October 24, 1995.

(4) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-98618), as amended, filed pursuant to the Securities Act of 1933, as amended.

(b) REPORTS ON FORM 8-K

    1. A report on Form 8-K (File No. 0-25580) was filed pursuant to the Securities Exchange Act of 1934, as amended, on October 5, 1995 relating to the acquisition of Supra Corporation. A Form 8-K/A, amending such Form 8-K Registrant was filed on October 5, 1995.

    2. A report on Form 8-K (File No. 0-25580) was filed by the Registrant pursuant to the Securities Exchange Act of 1934, as amended, on November 30, 1995, relating to the acquisition of SPEA Software AG.

(c) EXHIBITS

    See (a) above

(d) FINANCIAL STATEMENT SCHEDULES

    See (a) above

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

DIAMOND MULTIMEDIA SYSTEMS, INC


        /s/  William J. Schroeder
    ---------------------------------
By:        William J. Schroeder
President and Chief Executive Officer



                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. Schroeder and James M. Walker, jointly and severally, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                                Title                          Date
        ---------                                -----                          ----
/s/ William J. Schroeder          Director, Chief Executive Officer and     March 28, 1997
------------------------          President (Principal Executive Officer)
    William J. Schroeder

/s/ James M. Walker               Chief Financial Officer (Principal        March 28, 1997
------------------------          Financial  and Accounting Officer)
    James M. Walker

/s/ Chong-Moon Lee                Chairman of the Board                     March 28, 1997
------------------------
    Chong-Moon Lee

/s/ Jeffrey T. Chambers           Director                                  March 28, 1997
------------------------
    Jeffrey T. Chambers

/s/ Bruce C. Edwards              Director                                  March 28, 1997
------------------------
    Bruce C. Edwards

/s/ Jeffrey D. Saper              Director                                  March 28, 1997
------------------------
    Jeffrey D. Saper

/s/ Walter G. Kortschak           Director                                  March 28, 1997
------------------------
    Walter G. Kortschak

/s/ Gregorio Reyes                Director                                  March 28, 1997
------------------------
    Gregorio Reyes

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Diamond Multimedia Systems, Inc.

   We have audited the accompanying consolidated financial statements and financial statement schedule of Diamond Multimedia Systems, Inc. and its subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, as listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Multimedia Systems, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                          COOPERS & LYBRAND L.L.P.



San Jose, California
March 18, 1997

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                      DECEMBER 31,
                                                      ------------
                                                   1996          1995
                                                 --------      --------
                  ASSETS
Current assets:
  Cash and cash equivalents                      $120,147       $93,971
  Short-term investments                               --        12,232
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of  $1,943 and $1,959 in 1996 and 1995         85,268        90,640
  Other receivables                                    --        13,129
  Inventories                                      63,704        89,635
  Prepaid expenses and other current assets         9,043         5,480
  Deferred income taxes                            21,944        17,554
                                                 --------      --------
    Total current assets                          300,106       322,641
  Property, plant and equipment, net               12,883        10,152
  Other assets                                      3,222         6,385
  Goodwill and other intangibles, net              16,227        12,551
                                                 --------      --------
         Total assets                            $332,438      $351,729
                                                 ========      ========


                LIABILITIES

Current liabilities:
  Current portion of long-term debt               $18,068       $18,077
  Trade accounts payable                           68,770        94,920
  Accrued liabilities                              14,483        16,557
  Income taxes payable                              3,257            --
                                                 --------      --------
         Total current liabilities                104,578       129,554
Long-term debt, net of current portion              2,730        11,705
Deferred income taxes                                 835         1,860
                                                 --------      --------
         Total liabilities                        108,143       143,119
                                                 --------      --------

     Commitments and contingencies (Notes 4, 5
     and 11)

                SHAREHOLDERS' EQUITY

     Preferred stock, par value $.001;
     Authorized - 8,000 shares in 1996
       and 1995, none issued and outstanding           --            --
     Common stock, par value $.001; Authorized
       - 75,000 in 1996 and 1995; issued and
       outstanding - 34,163 in 1996 and
       34,673 in 1995                                  34            35
     Additional paid-in capital                   306,046       306,697
     Distributions in excess of net book value    (56,775)      (56,775)
     (Note 1)
     Accumulated deficit                          (25,010)      (41,347)
                                                 --------      --------
     Total shareholders' equity                   224,295       208,610
                                                 --------      --------
     Total liabilities and shareholders' equity  $332,438      $351,729
                                                 ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------
                                               1996                 1995             1994
                                             --------            ---------         --------

Net sales                                    $598,050            $ 467,635         $203,297
Cost of sales                                 485,284              359,285          145,314
                                             --------            ---------         --------
  Gross profit                                112,766              108,350           57,983
                                             --------            ---------         --------
Operating expenses:
  Research and development                     18,824               10,665            3,696
  Selling, general and administrative          66,209               39,311           21,150
  Amortization of intangibles                   5,025                  937               --
  Write-off of in-process technology               --               76,710               --
                                             --------            ---------         --------
          Total operating expenses             90,058              127,623           24,846
                                             --------            ---------         --------
Income (loss) from operations                  22,708              (19,273)          33,137
Interest income (expense), net                  1,979               (1,291)             662
Other income, net                               1,245                1,357               --
                                             --------            ---------         --------
Income (loss) before provision for             25,932              (19,207)          33,799
  income taxes
Provision for income taxes                      9,595               22,140           13,683
                                             --------            ---------         --------
Net income (loss)                            $ 16,337            $ (41,347)        $ 20,116
                                             ========            =========         ========
Net income (loss) per share                  $   0.46            $   (1.55)        $   0.96
                                             ========            =========         ========
Shares used in computing per share             35,195               26,724           20,900
amounts

The accompanying notes are an integral part of these consolidated financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                              DISTRIBUTIONS  RETAINED
                                                                     ADDITIONAL    ADVANCES     IN EXCESS    EARNINGS
                                                  COMMON STOCK         PAID-IN        TO           OF NET  (ACCUMULATED
                                               SHARES      AMOUNT      CAPITAL    SHAREHOLDERS   BOOK VALUE  DEFICIT)     TOTAL
                                               ------     --------    ---------    ---------      --------    --------   --------

BALANCES, JANUARY 1, 1994                      12,396     $  8        $      92    $  (1,719)         --     $ 22,586   $  20,967
  Repayment of advances to shareholders                                                1,319                                1,319
  Reorganization and distribution
  to shareholders                             (12,396)      (8)             (92)         400    ($56,775)     (42,702)    (99,177)
  Issuance of common  stock                    12,396       12              814                                               826
  Net income                                                                                                   20,116      20,116
                                               ------     --------    ---------    ---------      --------    --------   --------
BALANCES, DECEMBER 31, 1994                    12,396       12              814           --     (56,775)          --     (55,949)
  Stock options exercised                       5,558        6              484                                               490
  Issuance of common stock                      2,615        3              171                                               174
  Repurchase of common stock                     (270)                      (18)                                              (18)
  Common stock issued in public offerings      10,625       10          210,672                                           210,682
  Common stock issued
    to purchase Supra Corporation               2,073        2           53,731                                            53,733
  Common  stock issued to purchase
    SPEA Software AG                            1,623        2           38,924                                            38,926
  Sale of shares under Employee Stock
    Purchase Plan                                  53                       765                                               765
  Tax benefit from stock options                                          1,154                                             1,154
  Net loss                                                                                                    (41,347)   (41,347)
                                               ------     --------    ---------    ---------      --------    --------   --------
BALANCES, DECEMBER 31, 1995                    34,673       35          306,697           --      (56,775)     (41,347)   208,610
  Stock options exercised                         273                       969                                               969
  Repurchase of common stock                     (702)      (1)             (34)                                              (35)
  Payment of note receivable from
    Shareholder                                  (109)                   (3,196)                                           (3,196)
  Sale of shares under Employee
    Stock Purchase Plan                            28                     1,167                                             1,167
  Tax benefit of stock options                                              443                                               443
  Net income                                                                                                    16,337     16,337
                                               ------     --------    ---------    ---------      --------    --------   --------
BALANCES, DECEMBER 31, 1996                    34,163     $ 34        $ 306,046    $      --      $(56,775)   $(25,010)  $224,295
                                               ======     ========    =========    =========      ========    ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                   1996                 1995                1994
                                                ---------             --------            --------
Cash flows from operating activities:
   Net income (loss)                            $  16,337             $(41,347)           $ 20,116

   Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
   Write-off of in-process technology                                   76,710
   Depreciation and amortization                    8,371                2,603                 612
   Provision for doubtful accounts                  1,026                  710                 810
   Provision for excess and obsolete
    inventories                                    14,249                1,000
   Deferred income taxes                           (5,415)                 (49)             (1,125)
   Changes in assets and liabilities:
   Trade accounts and other receivables            17,475              (58,870)             (9,324)
   Inventories                                      2,981              (49,340)             (5,072)
   Trade accounts payable and other
    liabilities                                   (24,524)              38,385               9,773
   Prepaid expenses and other assets               (3,596)              (6,273)               (844)
                                                ---------             --------            --------
Net cash provided by (used in) operating
    activities                                     26,904              (36,471)             14,946
                                                ---------             --------            --------

Cash flows from investing activities:
   Cash acquired in acquisition of Supra
     Corporation and Spea Software AG                                      952
   Purchases of property and equipment             (6,077)              (5,236)             (1,697)
   Purchases of short-term investments                                 (14,234)            (30,422)
   Proceeds from sales of short-term
     investments                                                        17,760              18,000
   Proceeds from maturities of short-term
     investments                                   12,232                                    4,997
                                                ---------             --------            --------
Net cash provided by (used in) investing
     activities                                     6,155                 (758)             (9,122)
                                                ---------             --------            --------

Cash flows from financing activities:
   Repayments  to shareholders                                                               1,319
   Proceeds from (repayment of) mandatorily
     redeemable preferred stock                                        (29,174)             21,657
   Proceeds from issuance of common stock           2,136                1,429                 615
   Proceeds from (repayment of) subordinated
     promissory notes payable                                          (34,167)             25,367
   Repayment of short-term notes payable in
     Reorganization                                                    (82,664)
   Proceeds from public offerings, less
     related expenses                                                  210,682
   Proceeds from term loans and revolving
     credit facilities                             46,778               31,757
   Payments of term loans and revolving
     credit facilities                            (55,177)             (25,993)
   Proceeds from capital lease financing              197                2,494
   Repayments of capital lease financing             (782)                (310)
   Repurchases of common stock                        (35)                 (18)
                                                ---------             --------            --------
Net cash provided by (used in) financing
     activities                                    (6,883)              74,036              48,958
                                                ---------             --------            --------
Net increase in cash and cash equivalents:         26,176               36,807              54,782
Cash and cash equivalents at beginning of          93,971               57,164               2,382
     period                                     ---------             --------            --------
Cash and cash equivalents at end of period      $ 120,147             $ 93,971            $ 57,164
                                                =========             ========            ========

The accompanying notes are an integral part of these consolidated financial statements

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION; REORGANIZATION; PUBLIC OFFERINGS;
     ACQUISITION OF SUPRA AND SPEA

   Diamond Multimedia Systems, Inc. a Delaware Corporation, (the "Company") designs, develops, manufacturers and markets multimedia add-in subsystems for IBM compatible personal computers and PowerPC-based personal computers and internal/external fax/modem products, including related software, for the PC and Macintosh markets.

   The Company was formed in December 1994 and acquired substantially all of the outstanding common stock of Diamond Multimedia Systems, Inc., a California Corporation ("Diamond CA"), on January 1, 1995, the last day of the 1994 fiscal year (the "Reorganization"). The total acquisition price was approximately $99,192,000 which consisted of $82,664,000 of cash paid after the end of fiscal 1994 on January 3, 1995, $8,800,000 of subordinated promissory notes, $7,517,000 of mandatorily-redeemable preferred stock and $211,000 of common stock. In connection with this transaction, the Company issued $34,167,000 of subordinated promissory notes (including the $8,800,000 issued to the Diamond CA shareholders); $29,174,000 of mandatorily redeemable preferred stock (including, $7,517,000 issued to the Diamond CA shareholders) and $826,000 of common stock (including $211,000 issued to the Diamond CA shareholders). On January 3, 1995, Diamond CA was merged into the Company.

   The transaction has been accounted for as a recapitalization, and accordingly, no change in the accounting basis of Diamond CA's assets has been made in the accompanying consolidated financial statements. The amount of cash paid and securities issued to the shareholders of Diamond CA of $99,192,000 exceeded Diamond CA's net assets of approximately $42,417,000 on the date of the transaction by $56,775,000. This amount has been recorded in the equity section as distributions in excess of net book value.

   On April 19, 1995, the Company completed an initial public offering of 7,475,000 shares of common stock at a price of $17.00 per share, all of which shares were sold by the Company. The net proceeds realized by the Company from this offering were approximately $117,188,000 which were used by the Company to repay all of the Company's senior debt and subordinated promissory notes payable and to redeem the Company's mandatorily redeemable preferred stock.

   The Company acquired all of the outstanding common stock of Supra Corporation ("Supra") and SPEA Software AG ("Spea") on September 20, 1995 and November 15, 1995, respectively, in two purchase business combination transactions (Note 10).

   In November, 1995, the Company sold 3,150,000 shares of common stock in a Public Offering at a price of $31.25 per share raising net proceeds of approximately $93,494,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company, Diamond CA (which was subsequently merged into the Company) and its wholly owned subsidiaries. The accounts of the Company's wholly owned subsidiaries, Supra and SPEA, have been included in the accompanying consolidated financial statements as of the date of acquisition, September 20, 1995 and November 15, 1995, respectively (Note 10). All intercompany transactions and balances have been eliminated in consolidation.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

FISCAL YEAR-END

   The Company operates under a 52-53 week fiscal year which ends on the Sunday closest to December 31. As a result, a fiscal year may not end as of the same day as the calendar year. Fiscal 1996, 1995, and 1994 were 52 week years. For convenience of presentation, the accompanying consolidated financial statements of the Company have been shown as ending on December 31 of each year.

STOCK SPLITS

   During 1994, Diamond CA's Board of Directors approved a 7-for-4 stock split. During 1995, the Company's Board of Directors approved a 3-for-2 stock split. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect these stock splits.

CASH AND CASH EQUIVALENTS

   All highly liquid investments with an original maturity of three months or less from the date of purchase and money market funds are considered cash equivalents. Cash and cash equivalents consist primarily of municipal bonds held by investment banks in the U.S. along with a lesser amount of cash deposits in banks in the U.S., Japan, Germany and the United Kingdom.

SHORT-TERM INVESTMENTS

   At December 31, 1995, short-term investments consisted of debt securities with a remaining maturity of more than three months when purchased. The Company had determined that all of its debt securities should be classified as available-for-sale. The difference between the cost basis and the market value of the Company's investments was not material at December 31, 1995. The Company's investments at December 31, 1995 consisted primarily of municipal bonds with maturities of less than one year.

ACCOUNTS RECEIVABLE

   The Company participates in cooperative advertising and similar programs with certain distributors. These programs generally permit distributors credits up to a specified percentage of purchases for certain forms of advertising and promotional activities. The Company offers limited price protection to its customers. Accruals based on estimated costs of future claims are reflected in the accompanying consolidated financial statements.

INVENTORIES

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are summarized as follows (in thousands):

                                       DECEMBER 31,
                                       ------------
                                      1996       1995
                                    -------    -------
         Raw material               $22,080    $42,194
         Work in process             20,847     33,597
         Finished goods              20,777     13,844
                                    -------    -------
                                    $63,704    $89,635
                                    =======    =======

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   The Company is currently dependent on sole or limited suppliers for certain key components used in its products, particularly VRAM and DRAM memory and other chipsets, which may cause shortages that limit production capacity. There can be no assurance that such shortages will not adversely affect future operating results. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs against the Company's operating results.

   The Company has approximately $7 million of inventory in excess of its normal short-term needs for certain product lines at December 31, 1996. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are stated at cost and are depreciated using the straight-line and double declining balance methods over their estimated useful lives ranging from three to thirty and one-half years. Upon disposal, the assets and related accumulated depreciation are removed from the Company's accounts, and the resulting gains or losses are reflected in operations. Property, plant and equipment consisted of the following (in thousands):

                                                         DECEMBER 31,
                                                      ------------------
                                                        1996       1995
                                                      -------    -------
         Furniture and equipment                      $15,284    $ 9,922
         Building, land and leasehold improvements      3,242      2,449
                                                      -------    -------
                                                       18,526     12,371
         Less accumulated depreciation                  5,643      2,219
                                                      -------    -------
                                                      $12,883    $10,152
                                                      =======    =======


NON CASH FINANCING ACTIVITIES

   Non cash financing activities in the cash flows consisted of the following (in thousands):

                                                                        1996           1995           1994
                                                                      -------        -------        -------

         Income taxes paid                                            $11,583        $21,169        $15,251
                                                                      =======        =======        =======

         Interest paid
                                                                      $ 1,675        $ 2,957            $--
                                                                      =======        =======        =======
         Issuance of subordinated promissory notes
           payable to shareholders in
           connection with the Reorganization (Note 1)                    $--            $--        $ 8,800
                                                                      =======        =======        =======

         Issuance of mandatorily redeemable preferred
           stock to shareholders in
           connection with the Reorganization (Note 1)                    $--            $--        $ 7,517
                                                                      =======        =======        =======

         Issuance of common stock to connection with
           shareholders in the
           Reorganization (Note 1)                                        $--            $--        $   211
                                                                      =======        =======        =======
         Reduction in advance to shareholders
                                                                          $--            $--        $   400
                                                                      =======        =======        =======
         Issuance of notes payable to shareholders in                     $--            $--        $82,664
           the Reorganization (Note 1)                                =======        =======        =======

         Issuance of common stock and options for                         $--        $53,733            $--
           Supra Corporation (Note 10)                                =======        =======        =======

        Issuance of common stock  for Spea Software                       $--        $38,926            $--
           AG (Note 10)                                               =======        =======        =======

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GOODWILL AND OTHER INTANGIBLE ASSETS

   Goodwill and other intangible assets arose from the Company's acquisitions of Supra and Spea on September 20, 1995 and November 15, 1995, respectively (Note
10). Goodwill is being amortized on a straight line basis over seven years. Other intangible assets consists of purchased technology, which is being amortized on a straight-line basis over its estimated useful life of two years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows. Intangible assets consist of the following at December 31, 1996 and 1995, respectively (in thousands):

                                                1996           1995
                                              -------        -------

         Goodwill                             $16,339        $ 7,638
         Purchased Technology                   5,850          5,850
                                              -------        -------
                                               22,189         13,488
         Less accumulated amortization          5,962            937
                                              -------        -------
                                              $16,227        $12,551
                                              =======        =======

WARRANTIES

   The Company's products are generally warranted for one to five years. Estimated future costs of repair, replacement, or customer accommodations are reflected in the accompanying consolidated financial statements.

REVENUE RECOGNITION

   Revenue is recognized upon shipment of the product to the customer. Certain of the Company's sales are subject to a limited right of return. The Company estimates product returns and reduces sales to reflect anticipated product returns.

RESEARCH AND DEVELOPMENT

   Research and development expenditures are charged to operations as incurred.

ADVERTISING COSTS

   Advertising costs are charged to operations as incurred. Advertising costs were $11,555,000, $9,306,000, and $3,746,000 in 1996, 1995 and 1994
respectively.

INCOME TAXES

   The Company uses the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS

   Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. Estimated fair values for marketable securities which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments (see Short-Term Investments above).

CONCENTRATIONS OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentration of credit risk are primarily accounts receivables and cash equivalents.

   The Company sells its products through distributors, OEMs and retail/mass merchant outlets primarily in the regions of North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral for its receivables and maintains an allowance for potential credit losses. The allowance for non-collection of accounts receivables is maintained for potential credit losses and is based upon the expected collectibility of accounts receivables. The Company places its cash equivalents in investment grade, short-term debt instruments and limits its amount of credit exposure to any one issuer.

   Cash and cash equivalents are invested primarily in deposits with several banks in the United States, United Kingdom, Germany and Japan. Deposits in these banks may exceed the amount of insurance, if any, provided on such deposits. The Company has not experienced any losses on its cash and cash equivalents.

FOREIGN CURRENCY ACCOUNTING

   Substantially all of the Company's sales are denominated in U.S. dollars and the U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars are included in the statement of operations. The Company recorded net foreign currency translation gains in other income of $609,000 and $750,000 during 1996 and 1995, respectively. The amount for 1994 was immaterial.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

   Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common share equivalents issued during the 12 month period preceding the filing date of the Company's initial public offering have been included in the calculation of the number of shares used to determine earnings per share as if the shares had been outstanding for all periods presented prior to the initial public offering using the treasury stock method.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

FOURTH QUARTER CHARGES

     The Company incurred in 1995 a fourth quarter charge to cost of sales associated with a book to physical inventory adjustment of approximately $3 million.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year financial statements to conform to current classifications.

3. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                               ------------
                                                             1996        1995
                                                             ----        ----
       Warranty                                            $ 4,684     $ 3,333
       Accrued payroll and employee related costs            4,019       6,152
       Accrued royalties                                     2,194         929
       Other                                                 3,586       6,143
                                                           -------     -------
                                                           $14,483     $16,557
                                                           =======     =======

4. DEBT AGREEMENTS

     The following represents the Company's debt at December 31 (in thousands):

                                                1996        1995
                                                ----        ----
          Supra Revolving Line of Credit      $    --      $ 6,677
          Japanese Bank Line of Credit          1,365        1,504
          Spea Lines of Credit                 15,783       17,282
          Capital Lease Obligations             1,896        2,479
          Other                                 1,754        1,840
                                              -------      -------
                                               20,798       29,782
          Less current portion                 18,068       18,077
                                              -------      -------
                                              $ 2,730      $11,705
                                              =======      =======

     During 1996, the Company renewed the Supra Revolving Line of Credit agreement which expires March 1997 and permits borrowings of up to $5,000,000. Borrowings under the line accrue interest at the bank's reference rate (8.25% at December 31, 1996). Also during 1996, the Company entered into another line of credit agreement which expires in July 1997. Under the terms of the agreement, the Company may borrow up to $15 million under a revolving line of credit. Advances under the line of credit accrue interest at the bank's reference rate (8.25% at December 31, 1996) or the 1, 3, or 6-month LIBOR rate plus 1.50%. The line of credit agreements noted above contain covenants that require the Company to maintain certain financial ratios and quarterly profitability and to restrict additional indebtedness and payment of dividends. There were no borrowings outstanding under these lines of credit at December 31, 1996.

     During 1995, the Company's Japanese subsidiary entered into a Japanese Bank Line of Credit expiring in March 1997. Under the terms of this agreement, the Japanese subsidiary is entitled to borrow up to approximately $4,800,000. The line of credit is collateralized by a stand-by letter of credit from the Company and accrues interest at the bank's variable rate (1.625% at December 31, 1996). The line of credit agreement contains covenants that require the Company to maintain certain financial ratios, maintain profitability, and limits the payment of dividends and additional indebtedness.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     At December 31, 1996, the Company's Spea subsidiary had lines of credit with two German banks, each of 15 million deutsche marks, with interest rates ranging from 7.375% to 8.75% with a remaining $3.5 million available to borrow under existing credit lines. These two lines of credit expire in January and February of 1997, respectively. The two most restrictive covenants include limitations on the issuance of guarantees and pledges for other creditors and that Spea would be profitable. At December 31, 1996, the Company was in material compliance with all debt covenants.

     At December 31, 1996, the Company's weighted average interest rate on short term borrowings was 7.6%.

     The Company has various capital lease obligations payable through 2000.

     As of December 31, 1996, the Company's future payments on debt related to notes payable, lines of credit and capital lease obligations are $18,068,000, $860,000, $336,000, $200,000, $579,000 and $755,000 in fiscal years 1997, 1998,
1999, 2000, 2001 and thereafter, respectively.

5. COMMITMENTS

     The Company occupies facilities in the U.S., England, France, Germany, Japan, Korea and Singapore and is obligated under several leases expiring through 2001. Under the leases, the Company is responsible for insurance, maintenance and property taxes. The Company's headquarters facility lease agreement includes an option to extend the lease for one five year period. During the extension period, all terms and conditions under the agreement would remain the same, except that the monthly rental payments for the option period shall be the fair market value of the facility.

     Future annual minimum payments under the Company's operating leases are as follows at December 31, 1996 (in thousands):

            1997              $ 2,870
            1998                2,547
            1999                2,182
            2000                2,013
            2001                1,348
            Thereafter             --
                              -------
            Total             $10,960
                              =======

     Rent expense charged to operations was $2,508,000, $1,021,000 and $425,000 for 1996, 1995 and 1994, respectively.

6. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     Under the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of the Company's undesignated preferred stock.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

FIXED STOCK OPTION PLANS

     The Company has four fixed stock option plans. Under the Company's stock option plans, options generally vest over a four year period and they expire five to ten years from the date of grant. Options may be granted to directors, officers, consultants and employees at prices not less than the fair market value at the date of grant. At December 31, 1996, approximately 1,798,000 shares were available for future grants. On May 22, 1996, the Shareholders approved the Board of Directors authorization and reserve of an additional 2,000,000 common shares for issuance under its 1994 Stock Option Plan.

     On January 19, 1996, the Board of Directors approved the repricing of all employee stock options, except those for executive officers, granted with exercise prices higher than $17.875 per share. Approximately 1,315,000 shares were repriced to $17.875 per share. The Board of Directors approved the repricing with the condition that all employees would give up three months of vesting on such repriced options.

     On July 17, 1996, the Board of Directors approved the further repricing of all employee stock options, except those for executive officers, granted with exercise prices higher than $7.625 per share. Approximately 1,862,000 shares were repriced to $7.625 per share. The Board of Directors approved the repricing with the general condition that these options cannot be exercised at the new price of $7.625 until after June 30, 1997; however, the options are exercisable at the original higher price if exercised prior to July 1, 1997.

     In January 1995, the 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors. The Director Plan provides for the grant of options to purchase the Company's common stock to directors who are not employees of the Company. A total of 175,000 shares of common stock have been authorized for issuance under the Director Plan. Each nonemployee director who joins the board will automatically be granted an option to purchase 30,000 shares of common stock at a price equal to the fair market value on the date of grant and upon each reelection to the Board will be granted an additional option to purchase 7,500 shares of common stock at a price equal to the fair market value on the date of grant. The 30,000 share grants vest at the rate of 25% of the option shares upon the first anniversary of the date of grant and 1/48th of the option shares per month thereafter, and the 7,500 share grants vest four years after grant, in each case unless terminated sooner upon the termination of the optionee's status as a director or otherwise pursuant to the Director Plan. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving the Company, each option becomes exercisable in full or will be assumed for an equivalent option substituted by the successor corporation. The Director Plan expires in 2005, unless terminated earlier by the Board of Directors. As of December 31, 1996, no shares have been issued under the Director Plan.

     In connection with the acquisition of Supra (Note 10) the Company assumed the Supra 1993 Stock Incentive Plan. Under the Plan the equivalent of 381,000 shares of the Company's common stock were granted to employees of Supra upon the acquisition of Supra by the Company at an exercise price determined pursuant to a calculation described in the Plan document. These stock options generally vest over three years from the date of grant.
Such options are included in the activity for the Company's stock options described above.

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1996 and 1995:

         -  Risk-free Interest Rate         5.57%
         -  Expected life                   2 years
         -  Volatility                      50.8
         -  Dividend Yield                    --

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    A summary of the Company's four fixed stock option plans as of December 31, 1996, 1995, and 1994 and changes during the year ending on those dates are as follows:

(amounts in thousands, except share data)

                                                          Outstanding Options
                                                       Number       Weighted Avg.
                                                      of Shares    Exercise Price
                                                      ---------    --------------
             Balance, December 31, 1993                 3,105            N/A
               Options granted                          9,064            N/A
               Options exercised                          (78)           N/A
               Options canceled                        (6,151)           N/A
                                                       ------
             Balance, December 31, 1994                 5,940         $ 0.07
               Options granted                          2,134          21.81
               Options exercised                       (5,558)          0.09
               Options canceled                          (140)          8.78
                                                       ------
             Balance, December 31, 1995                 2,376          19.03
               Options granted                          1,695          11.84
               Options exercised                         (117)          3.21
               Options canceled                          (511)         20.41
                                                       ------
             Balance, December 31, 1996                 3,443           7.90
                                                       ======

     At December 31, 1996 and 1995 vested options to purchase 590,000 and 283,000 shares respectively were unexercised. The weighted average fair value of those options granted in 1996 and 1995 was $3.78 and $7.59, respectively.

    The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                 Options Outstanding                                     Options Exercisable
                                 -------------------                                     -------------------
                           Number           Weighted Average   Weighted Average      Number        Weighted Average
Range of                   Outstanding         Remaining           Exercise       Exercisable          Exercise
Exercise Prices            at 12/31/96      Contractual Life        Price          at 12/31/96          Price
---------------            -----------      ----------------        -----          -----------          -----
$ 0.07 - $ 3.14               379,000          7.22 years         $ 1.22           186,000             $ 2.28
$ 7.63 - $10.00             2,498,000          9.06 years           7.68           246,000               7.64
$10.63 - $34.50               566,000          9.47 years          13.36           158,000              12.44


    At December 31, 1996, the Board of Directors has reserved 4,600,000 and 175,000 shares under the 1994 Stock Option Plan and Director Plan, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     During 1995, the 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors. A total of 104,000 shares of common stock have been reserved for issuance under the Purchase Plan as of December 31, 1996. The Purchase Plan provides for eligible employees to purchase common stock at a price equal to 85% of the fair market value at certain specified dates. During 1996 and 1995, the Company issued 93,000 and 53,000 shares of common stock, respectively, under this plan.

        Fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan, described above, is determined under the Black-Scholes valuation model using the following assumptions for 1996 and 1995:

         Risk-free Interest Rates           5.44%
         Expected Life                      6 months
         Volatility                         50.8%
         Dividend Yield                       --

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The weighted average fair market value of those purchase rights granted in 1996 and 1995 was $13.17 and $8.95 respectively.

     The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation cost has been recognized for the Company's Stock Plans. Had compensation cost for the Stock Plans been determined based on the fair market value at the grant date for awards in 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 1996 and 1995 would have been reduced as follows:

     (amounts in thousands except per share data)

                                                 1996           1995
                                                -------       --------
Net income (loss) - as reported                 $16,337       $(41,347)

Net income (loss) - proforma                    $11,307       $(43,357)

Net income (loss) per share - as reported       $  0.46       $  (1.55)

Net income (loss) per share - proforma          $  0.33       $  (1.62)

REORGANIZATION

     Effective with the Reorganization described in Note 1, all of the outstanding unexercised options of Diamond CA were canceled and new options were issued at $.07 per share, the fair market value of the Company's common stock immediately after the Reorganization. During the year ended December 31, 1995, certain option holders exercised their option to purchase 5,430,000 shares of the Company's common stock pursuant to restricted stock purchase agreements. Under the terms of the restricted stock purchase agreements, the Company's right to repurchase the stock expires monthly over four years from the date of grant of the original stock options. As of December 31, 1996, 802,478 shares of common stock were subject to repurchase by the Company.

STOCK REPURCHASE AGREEMENTS

     In addition to the exercise of stock options described above, on January 3, 1995, the Company issued 2,615,000 shares of common stock to certain employees, officers, board members, and consultants under restricted stock purchase agreements. Under the terms of the restricted stock repurchase agreements, the right to repurchase this stock expires monthly over four years from the original date of grant as determined by the Board of Directors. Shares subject to repurchase may be repurchased by the Company at the end of each individual's association with the Company. As of December 31, 1996, 892,000 shares of common stock were subject to repurchase by the Company.

COMMON STOCK DIVIDENDS

     The Company has never declared or paid cash dividends on its common stock. The Company's bank loan agreement prohibits the payment of cash dividends on the common stock without prior approval.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. GEOGRAPHIC REGION INFORMATION

                                       1996             1995           1994
                                      ----------------------------------------
Net Sales to Geographic Region:
United States                         $369,367       $ 303,064        $145,542
Europe                                 132,971         131,045          40,161
Far East and other                      95,712          33,526          17,594
                                      ----------------------------------------
Net Sales                             $598,050        $467,635        $203,297
                                      ========================================

Export sales:
Europe                                $104,473        $113,954        $ 40,161
Far East and other                      84,184          23,098          17,594
                                      ----------------------------------------
Total Export Sales                    $188,657        $137,052        $ 57,755
                                      ========================================
Operating Income (loss):
United States                         $ 22,840        $ 13,348        $ 33,155
International                             (132)        (32,621)            (18)
                                      ----------------------------------------
Total Operating Income (loss):        $ 22,708        $(19,273)       $ 33,137
                                      ========================================
Identifiable Assets:
United States                         $257,449        $298,347        $120,244
International                           74,989          53,382             610
                                      ----------------------------------------
Total Assets                          $332,438        $351,729        $120,854
                                      ========================================


Transfers between Affiliates
(Eliminated in Consolidation)
by Geographic Region:
United States                         $ 67,882        $ 26,819        $  1,207
International                           14,816             850               0
                                      ----------------------------------------
Total transfers                       $ 82,698        $ 27,669        $  1,207
                                      ========================================

    The Company's foreign operations consist principally of its foreign subsidiaries in Germany, the United Kingdom and Japan. The identifiable assets and operating income (loss) of the Company's consolidated foreign subsidiaries are shown above.

    In 1996, 1995 and 1994, no one customer accounted for greater than 10% of net sales.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8. INCOME TAXES:

    The provision for income taxes consists of the following (in thousands):

                   1996          1995           1994
                --------        ------        -------
Current:
  Federal       $ 12,779       $16,930        $11,582
  State            2,231         4,525          3,226
                --------        ------        -------
                  15,010        21,455         14,808
                --------        ------        -------

Deferred:
  Federal        (14,568)         (494)          (950)
  State             (458)          486           (175)
  Foreign          9,611           693             --
                --------       -------        -------
                  (5,415)          685         (1,125)
                --------       -------        -------
                $  9,595       $22,140        $13,683
                ========       =======        =======


    The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                          1996          1995         1994
                                          ----         -----         ----
Tax provision at federal statutory        35.0%        (35.0)%       35.0%
 rate
State taxes, net of federal tax            3.4          (5.5)         5.9
 benefit
Research and development tax credit       (0.7)         (0.9)        (0.4)
Foreign sales corporation benefit           --          (1.2)          --
Write-off of in-process technology          --         158.5           --
Other                                     (0.7)         (0.6)          --
                                          ----         -----         ----
                                          37.0%        115.3%        40.5%
                                          ====         =====         ====


    The components of the deferred tax asset are as follows (in thousands):

                                                               DECEMBER 31,
                                                               ------------
                                                       1996        1995       1994
                                                       ----        ----       ----
Deferred tax assets:
  Net operating loss carryforwards                        --     $ 9,611         --
  Sales returns and receivables allowances           $ 4,145       3,225     $2,243
  Inventory valuation allowances                       6,307       1,438      1,288
  Warranty accruals                                    1,718       1,127      1,971
  Compensation                                           644         318        146
  State taxes                                          1,019       1,281        422
  Software amortization                                7,350          --         --
  All other                                              761         554        220
                                                     -------     -------     ------
          Total deferred tax assets                  $21,944     $17,554     $6,290
                                                     =======     =======     ======

    Management has determined that no valuation allowance is necessary as the Company has sufficient taxable income in carryback years to absorb future items deductible for federal tax purposes, and expects that its future taxable income will allow the deferred tax asset for state tax purposes to be fully realized in future years. The Company's net operating loss carryforwards relate to losses incurred by Spea prior to the acquisition. These carryforwards are not subject to expiration and the Company has available tax planning strategies that make the realizability of this deferred tax asset more likely than not.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.  EMPLOYEE BENEFIT PLAN

    During 1993, the Company established a 401(k) tax-deferred savings plan under which all employees meeting certain age and service requirements may contribute up to 15% of their eligible compensation (up to a maximum allowed under IRS rules). Contributions may be made by the Company at the discretion of the Board of Directors. Contributions by the Company amounted to $616,000, $265,000 and $130,000 in 1996, 1995, and 1994, respectively.

10.  ACQUISITIONS

     On September 20, 1995, the Company acquired all of the outstanding common stock of Supra. The total purchase price was $55.3 million which consisted of 2,073,000 shares of the Company's common stock, options to purchase approximately 381,000 shares of the Company's common stock and acquisition expenses of $1.5 million.

     On November 15, 1995, the Company acquired all of the outstanding common stock of Spea. The total purchase price was $49.2 million which consisted of 1,684,000 shares of the Company's common stock and acquisition expenses of $1.6 million.

     Both acquisitions have been accounted for as purchases and the results of their operations have been included in the consolidated financial statements from the date of acquisition.

     The purchase price allocations were based on the estimated fair values of Supra and Spea's tangible assets, less liabilities, at September 20, 1995, and November 15, 1995 respectively, as follows (in thousands):

                                                               SUPRA           SPEA
                                                               -----           ----
Total current assets                                         $ 19,344        $ 31,018
Property, plant, equipment and other noncurrent assets          3,610           5,437
Goodwill                                                        7,638           8,701
Deferred tax asset                                                 --           9,507
Purchased technology                                            4,550           1,300
Total liabilities                                             (18,569)        (44,766)
In-process technology                                          38,710          38,000
                                                             --------        --------
                                                             $ 55,283        $ 49,197
                                                             ========        ========

     The amounts allocated to purchased and in-process technology were determined through known valuation techniques in the high technology industry. The technological feasibility of the in-process technology had not been established and had no alternative future use. Accordingly, the entire $38.7 million for Supra and $38 million for Spea have been charged to operations in the third and fourth quarter of 1995, respectively. Those amounts allocated to purchased technology are being amortized on a straight line basis over two years and amounts allocated to goodwill are being amortized over seven years. During the first and second quarter of 1996, the Company adjusted the purchase price related to the Spea acquisition. The adjustments related primarily to inventory impairments that existed at the date of acquisition and certain unfavorable purchase commitments. These adjustments resulted in an increase in goodwill of $8.1 million. Further, under terms of the acquisition agreement, a certain number of shares of the Company's common stock were withheld pending the outcome of certain contingencies. During the second quarter of 1996, approximately 61,000 shares of the Company's common stock were issued in settlement of the contingencies resulting in an increase of goodwill of $0.6 million.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred on January 1, 1994, after giving effect to an adjustment for amortization of goodwill and purchased technology, net of tax effect, and excluding the $76.1 million nonrecurring write-offs of in-process technology (in thousands, except per share data):

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                   1995           1994
                                                 --------       --------
Net revenue                                      $602,082       $362,539
Operating income                                   35,537         30,297
Net income                                         12,182         15,222
Net income per share                             $   0.40       $   0.61
Shares used in computing per share amounts         30,711         25,017

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

11.  LITIGATION

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

DIAMOND MULTIMEDIA SYSTEMS, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                         Additions
                                           Balance at   Charged to     Deductions                        Balance
                                         Beginning of      Costs &           from                         at End
                                              Periods     Expenses       Reserves    Adjustments(1)    of Period
                                         ------------   ----------     ----------    --------------    ---------
(In thousands)
YEAR ENDED DECEMBER 29, 1996

Accounts receivable allowances                 1,959         1,026          1,042                          1,943
Inventory Allowances                           5,063        14,249          5,557                         13,755

YEAR ENDED DECEMBER 31, 1995

Accounts receivable allowances                 1,500           710          1,573             1,322        1,959
Inventory Allowances                           2,500         1,000          5,047             6,610        5,063


YEAR ENDED DECEMBER 31, 1994

Accounts receivable allowances                 1,200           810            510                          1,500
Inventory Allowances                           3,240            --            740                          2,500


(1) Adjustments consist of opening balance allowances related to the acquisitions of Supra and Spea.

DIAMOND MULTIMEDIA SYSTEMS, INC.
LIST OF EXHIBITS
--------------------------------------------------------------------------------

Exhibit No.       Description                                          Page No.
-----------       -----------                                          --------
10.24             Form of Change of Control Severance Agreement
                  between the Registrant and the Two Named
                  Executive Officers listed below:                       49

                  James M. Walker
                  C. Scott Holt

10.25             Employment Agreement between the Registrant and
                  Mr. James M. Walker                                    55

11.1              Statement Regarding Computation of
                  Net Income (Loss) Per Share                            57

23.1              Consent of Coopers & Lybrand L.L.P.
                  Independent Accountants                                58

24.1              Power of Attorney                                      27

27                Financial Data Schedule