Form 10-Q
period 1997-03-31
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1997-05-13
CIK 936734

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM  10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or

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

        The number of shares outstanding of the registrant's common stock at March 31, 1997 was 34,172,229.

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION:


ITEM 1- Financial Statements

        Consolidated Condensed Balance Sheets as of March 31, 1997
        and December 31, 1996                                               3

        Consolidated Condensed Statements of Operations for the three
        months ended March 31, 1997 and 1996                                4

        Consolidated Condensed Statements of Cash Flows
        for the three months ended March 31, 1997 and 1996                  5

        Notes to Consolidated Condensed Financial Statements                6

ITEM 2 - Management's Discussion and Analysis of
          Financial Condition And Results of Operations                     7


PART II - OTHER INFORMATION

ITEM 1 - Legal proceedings                                                 23

ITEM 2 - Changes in securities                                             23

ITEM 3 - Defaults Upon Senior Securities                                   23

ITEM 4 - Submission of Matters to a Vote of Security Holders               23

ITEM 5 - Other Information                                                 23

ITEM 6 - Exhibits and Reports on Form 8-K                                  23

SIGNATURE(S)                                                               24

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        MARCH 31, 1997        DECEMBER 31, 1996
                                                                        --------------        -----------------
                             ASSETS
Current assets:
  Cash and cash equivalents                                                $ 98,067                $120,147
  Trade accounts receivable, net of allowance for doubtful accounts of $2,300 and $1,943 as of March 31, 1997 and
    December 31, 1996                                                        80,418                  85,268
  Inventories                                                                66,363                  63,704
  Prepaid expenses, other current assets and deferred
    income taxes                                                             30,523                  30,987
        Total current assets                                                275,371                 300,106
  Property, plant and equipment, net                                         13,550                  12,883
  Other assets                                                                3,121                   3,222
  Goodwill and other intangibles, net                                        14,911                  16,227
                                                                           --------                --------
         Total assets                                                      $306,953                $332,438
                                                                           ========                ========

                           LIABILITIES

Current liabilities:
  Current portion of long-term debt                                         $23,809                 $18,068
  Trade accounts payable                                                     46,845                  68,770
  Other accrued liabilities                                                  14,585                  17,740
                                                                             ------                 -------
         Total current liabilities                                           85,239                 104,578
Long-term debt, net of current portion                                        2,493                   2,730
Deferred income taxes                                                           613                     835
                                                                           --------                --------
         Total liabilities                                                   88,345                 108,143
                                                                           --------                --------


                      STOCKHOLDERS' EQUITY

Preferred stock, par value $.001; Authorized - 8,000 shares at
  March 31, 1997 and December 31, 1996; none issued and outstanding              --                      --
Common stock, par value $.001;
  Authorized - 75,000 at March 31, 1997 and December 31, 1996
  Issued and outstanding - 34,172 at March 31, 1997 and 34,673
  at December 31, 1996                                                           34                      34
Additional paid-in capital                                                  306,310                 306,046
Distributions in excess of net book value                                  (56,775)                (56,775)
Accumulated deficit                                                        (30,961)                (25,010)
                                                                           --------                --------
Total stockholders' equity                                                  218,608                 224,295
                                                                           --------                --------
         Total liabilities and stockholders' equity                        $306,953                $332,438
                                                                           ========                ========

       The accompanying notes are an integral part of these consolidated condensed financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED
                                                      ----------------------------
                                                      MARCH 31,          MARCH 31,
                                                        1997               1996
                                                      --------            -------
 Net sales                                            $112,402           $187,605
 Cost of sales                                          92,817            147,543
                                                      --------            -------
   Gross profit                                         19,585             40,062
                                                      --------           --------
 Operating expenses:
   Research and development                              5,692              4,803
   Selling, general and administrative                  22,511             15,983
   Amortization of intangibles                           1,316              1,207
                                                      --------            -------
           Total operating expenses                     29,519             21,993
                                                      --------            -------
 Income (loss) from operations                         (9,934)             18,069

 Interest income, net                                      543                225
 Other expense, net                                       (55)               (93)
                                                      --------            -------
 Income (loss) before provision for income taxes       (9,446)             18,201

 Provision (benefit) for income taxes                  (3,495)              7,007
                                                      --------            -------
 Net income (loss)                                    ($5,951)            $11,194
                                                      --------            -------

 Net income (loss) per share                           ($0.17)              $0.32
                                                      ========            =======

 Shares used in computing per share amounts             34,179             35,342



       The accompanying notes are an integral part of these consolidated condensed financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                    --------------------------------
                                                                    MARCH 31, 1997    MARCH 31, 1996
                                                                    --------------    --------------
                                                                                (UNAUDITED)
 Cash flows from operating activities:
 Net income (loss)                                                        ($5,951)        $11,194
 Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Depreciation and amortization                                          2,619           1,901
     Provision for doubtful accounts                                          429             513
     Provision for excess and obsolete inventories                            556           1,680
        Deferred income taxes                                              (1,660)             (9)
        Changes in assets and liabilities:
          Trade accounts and other receivables                              4,421          10,489
          Inventories                                                      (3,215)         10,125
          Prepaid expenses and other assets                                 2,003             948
          Trade accounts payable and other liabilities                    (25,080)        (32,800)
          Other                                                               --              (35)
                                                                        ---------       ---------
     Net cash provided by (used in) operating activities                  (25,878)          4,006
                                                                        ---------       ---------

 Cash flows from investing activities:
     Purchases of property and equipment                                   (1,970)         (1,417)
     Proceeds from the sale of short-term investments                          --           6,023
                                                                        ---------       ---------
     Net cash provided by (used in) investing activities                   (1,970)          4,606
                                                                        ---------       ---------

 Cash flows from financing activities:
     Proceeds from issuance of common stock                                   268               2
     Repurchases of common stock                                               (4)            (14)
     Proceeds from term loans and revolving credit facilities               7,064           3,939
     Payments of term loans and revolving credit facilities                (1,365)        (12,562)
     Repayments of capital lease financings                                  (195)           (135)
                                                                        ---------       ---------
     Net cash provided by (used in) financing activities                    5,768          (8,770)
                                                                        ---------       ---------

 Net decrease in cash and cash equivalents                                (22,080)           (158)
 Cash and cash equivalents at beginning of period                         120,147          93,971
                                                                        ---------       ---------
 Cash and cash equivalents at end of period                               $98,067         $93,813
                                                                        =========       =========

 Supplemental Disclosure of cash flow information:
     Income taxes paid during the period                                   $1,400            $640
                                                                        =========       =========
     Interest paid during the period                                         $155            $307
                                                                        =========       =========


       The accompanying notes are an integral part of these consolidated condensed financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1996.

The Company operates under a 52-53 week fiscal year with thirteen week quarters that end on the Sunday closest to calendar quarter end. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on March 31.

Operating results for the quarter ended March 31, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                            March 31, 1997            December 31, 1996
                            --------------            -----------------
Raw materials                  $20,508                    $22,080
Work in process                 19,712                     20,847
Finished goods                  26,143                     20,777
                               -------                    -------
                               $66,363                    $63,704
                               =======                    =======

The Company has approximately $7 million of inventory in excess of its normal short-term needs for certain product lines at March 31, 1997. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.

3.       LITIGATION

The Company has been named as a defendant in several putative class action lawsuits which were filed in 1996 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no schedule for the litigation has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS will not have a material impact on the Company's financial position, results of operations or cash flows.

5.       SUBSEQUENT EVENTS

On April 16, 1997, the Board of Directors approved the repricing of all employee stock options granted after July 17, 1996 and before April 16, 1997 with exercise prices higher than $7.625 per share. Approximately 1,162,000 options are eligible to be repriced. The Board of Directors approved the repricing with the condition that these options cannot be exercised at the new price of $7.625 until after March 31, 1998; however, the options are exercisable at the higher price if exercised prior to April 1, 1998.

The Board of Directors also approved a "bonus" stock option, except for executive officers, of approximately 250,000 shares at an exercise price of $7.625 per share. The bonus options will become 100% vested and exercisable on January 1, 1998.


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

OVERVIEW

    The Company develops, manufactures, markets and supports multimedia and connectivity solutions for home, business and professional desktop computer users, enabling them to create, access and experience compelling new media content from their desktops and through the Internet. Products include the Stealth and Monster 3D(TM) series of media accelerators, the Fire series of professional 3D graphics accelerators, and the Supra(R) series of fax/modems and ISDN and SCSI I/O adapters. Diamond also markets multimedia and video phone upgrade kits. Headquartered in San Jose, CA, Diamond has sales, marketing and technical facilities in Vancouver (Wash.), Singapore, Hong Kong, Seoul, Tokyo, Starnberg (Germany), Paris, Winnersh (U.K.) and Sweden. Diamond's products are sold through regional, national and international distributors as well as directly to major computer retailers, VARs and OEMs worldwide.

NET SALES

         Net sales for the first quarter of 1997 decreased $75.2 million (40.1%) to $112.4 million compared to the first quarter of 1996. The decrease in net sales was primarily attributable to three factors. First, lower demand and increased competition in the high end of the mainstream graphics market contributed to the decline in sales of the Stealth series of graphic accelerator cards. Second, the transition from 33.6Kbps to 56Kbps modems contributed to a decline in sales of 33.6 Kbps modems. Third, there was much lower product demand in Europe, Korea and Japan, and there were price declines in both the modem and the graphics markets. The decline was slightly offset in the first quarter of 1997 by shipments of the Fire GL family of products and the SCSI I/O host adapters, for which there were no sales in the first quarter of 1996.

         Because of lower demand in overseas markets, particularly in Europe, Korea and Japan, international sales represented only 30% of sales in the first quarter of 1997 compared to 46% in the first quarter of 1996.

         Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. The Company believes that it is currently operating in a period of slower demand, lower sales and abundant products, leading to existing Channel Inventory Levels that are higher than desirable. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in revenue during one or more accounting periods, including during the second quarter of 1997.

GROSS PROFIT

         Gross profit for the first quarter of 1997 decreased $20.5 million (51.1%) to $19.6 million compared to the first quarter of 1996. Gross margin (gross profit as a percentage of sales) decreased to 17.4% of net sales during the first quarter of 1997 from 21.4% for the first quarter of 1996 primarily due to competitive pricing pressures across most product lines, price protection credits granted to customers as a result of sales price decreases, and large customer payment term discounts. Further, the gross margin was adversely impacted by significantly lower shipment volume levels over which to absorb indirect manufacturing costs.

RESEARCH AND DEVELOPMENT

         Research and development (R&D) expenses for the first quarter of 1997 increased $0.9 million (18.5%) compared to the corresponding period in 1996. These increases were due primarily to higher personnel-related expenses and, to a lesser extent, the material and outside service costs associated with new product development, including products that will offer various functions or combinations of functions including graphics, digital video, 3D animation, 3D CAD, sound, ISDN adapter, analog modem, telephony, television, MPEG-2 and other functions increasingly being implemented on personal computers. As a percentage of sales, R&D expenses were 5.1% and 2.6% in the first quarters of 1997 and 1996, respectively. The increase in expenses as a percentage of net sales resulted primarily from the large decline in net sales and, to a lesser extent, increases in engineering efforts.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative (SG&A) expenses for the first quarter of 1997 increased $6.5 million (40.8%) compared to the corresponding period in 1996. The increase is primarily due to higher costs related to sales incentive and promotion programs, including a channel sales incentive program that was first implemented during the third quarter of 1996, and to higher advertising, marketing and personnel-related expenses associated with increased sales efforts. The Company intends to continue selected channel sales incentive programs for the foreseeable future.

         As a percentage of sales, SG&A expenses were 20.0% and 8.5% in the first quarters of 1997 and 1996, respectively. The increase in expenses, as a percentage of sales, resulted primarily from the significant decline in net sales in the first quarter of 1997, and from an increase in sales and marketing costs associated primarily with greater sales incentive program costs, increased marketing development costs, increased advertising, and increased sales personnel headcount in the first quarter of 1997.

AMORTIZATION OF INTANGIBLE ASSETS

         The Company incurred amortization expense of $1.3 million in the first quarter of 1997 compared to $1.2 million in the first quarter of 1996. These expenses relate to amortization of purchased technology and goodwill from the Supra and Spea acquisitions which occurred in the third and fourth quarters of 1995, respectively.

INTEREST INCOME, NET

    Interest income was $0.5 million in the first quarter of 1997 compared to $0.2 million in the first quarter of 1996. The increase in net interest income resulted from a decrease in interest expense due to lower average debt borrowings during the first quarter of 1997 compared to the corresponding period of 1996.

PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's effective tax rate was 37.0% for the first quarter of 1997 and 38.5% for the first quarter of 1996. Differences from the statutory rate consisted principally of the effect of state income taxes, federal tax-exempt interest income and the research and development tax credit. The rate for the first quarter of 1997 incorporates the impact of a decline in the estimated annual rate from that of the first quarter of 1996 resulting primarily from lower state income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS will not have a material impact on the Company's financial position, results of operations or cash flows.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and equivalents decreased by $22.1 million during the first three months of 1997. Operating activities used $25.9 million in cash and the primary uses of cash were as follows: a net loss of $6.0 million; a decrease in trade payables and other accrued liabilities of $25.1 million; and an increase in inventories, net of provision for excess and obsolete inventories, of $3.2
million.   These uses of cash from operating activities were offset, in part, by a decrease in trade receivables, net of the allowance for doubtful accounts of $4.4 million, depreciation and amortization expense of $2.6 million and an decrease of $2.0 million in prepaid expenses and other assets.

    The Company used $2.0 million in cash from investing activities due to purchases of property and equipment. Net cash provided by financing activities was $5.8 million, primarily due to proceeds of $7.1 million on term loans and revolving credit facilities, offset in part by $1.6 million of payments on debt financings and facilities.

    At March 31, 1997, the Company had $98.1 million of cash and cash equivalents. Further, as of such date, the Company had lines of credit and bank credit facilities totaling $54.0 million, of which $27.7 million was unused and available.

    The Company currently expects to spend approximately $7 million for capital equipment in 1997, principally relating to computer and office equipment. The Company believes that its cash balances, short-term investments and available credit under existing bank lines will be sufficient to meet anticipated operating and investing requirements for the foreseeable future. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.


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

         The Company's gross margins are also impacted by short product life cycles, the mix of products sold, the mix of distribution channels, competitive price pressures, the availability and cost of components from the Company's suppliers, component price inflation or deflation, end- of-life inventory write downs and general economic conditions. For example, the Company intends to increase the proportion of its revenue generated by sales to OEMs, which historically have yielded lower gross margins, and to the retail/mass merchant channel, which typically provides higher gross margins than OEM sales but requires higher sales and marketing expenses and carries price-protection, stock-rotation and customer-return liabilities. Individual product lines generally provide higher margins at the beginning of the typical six-to-twelve-month product life cycle, and lower margins as the product line matures. Product lines with less technology value-added, however, such as multimedia upgrade kits, generally provide lower margins than product lines with higher technology value-added. Moreover, if a product's life should end prior to expectations, then there is also a risk of unexpected end-of-life and obsolete inventory charges, which could depress the Company's gross margin in the affected period.

         Many of these factors are beyond the Company's control. For example, the Company's operating results in the second and third quarters of 1996 and the first quarter of 1997 were adversely impacted by significantly lower unit prices as a result of competitive pricing pressures, and, in the second quarter of 1996, lower unit volumes due in part to weak market conditions, and there can be no assurance that lower unit prices or volumes will not affect the Company's operating results in the future. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to successfully introduce competitive products in a timely manner would adversely affect operating results for one or more product cycles.

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

         Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. The second or third quarter of 1997 may comprise such a period since a transition from older legacy 33.6 kilobits per second (Kbps) modems and 2D graphics products to new 56 Kbps modems and 3D graphics products is expected to occur during this time. Also, as is common and frequent in the personal computer industry, a disproportionate percentage of the Company's revenue in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter. In addition, from time to time, a significant portion of the Company's revenue may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

         Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenue in a given quarter may materially impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory levels during the quarter to match the level of revenue for the quarter. Excess inventory could also result in cash flow difficulties as well as added expenses associated with inventory write-offs or sell- offs. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its component purchases and inventory levels, thereby experiencing periodic shortages of inventory and delivery delays and negatively impacting its revenue, market share and customer satisfaction.

DECLINING SELLING PRICES

         The Company's markets are characterized by intense ongoing competition and coupled with a past history and a current trend of declining average selling prices. A decline in selling prices may cause the revenue in a quarter to be lower than the revenue of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is likely that the Company's average selling prices will decline, and the Company's revenue and margins may decline in the future, from the levels experienced to date. The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products, including its modems and telephony/modem products, its 3-D accelerators, its SCSI I/O adapters and its planned DVD/MPEG-2 and DirectSound 3D accelerator products, some of which have been impacted from time-to-time by a scarcity in the supply of associated chipsets and other components. In addition, the Company's revenues, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAMs, VRAMs, CD-ROMs, DVD drives, multimedia controller chips or bundled software, decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer. For example, operating results were negatively impacted in the second and third quarters of 1996 by declining market prices for the Company's products, caused in part by a sharp reduction in the market price for DRAMs. Conversely, an increase in the price of semiconductor components may adversely impact the Company's gross margin due to higher unit costs, and a decrease in the supply of semiconductor components may adversely impact the Company's shipments and revenue.

SEASONALITY

         The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth calendar quarter of each year. This seasonality may become more pronounced and material in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel, that PCs become more consumer-oriented and entertainment-driven products, or that the Company's revenue becomes increasingly based on entertainment products. Also, to the extent the Company is successful in expanding its European operations, both internally and through its acquisition of Spea, it may experience relatively weak demand in third calendar quarters due to historically weak summer sales in Europe. The potential material effect of seasonality on the Company's revenue is illustrated through market research results published by International Data Corporation (Worldwide Quarterly PC Market Tracker, 1997) showing that worldwide personal computer shipments in the world were spread across the four (4) calendar quarters of 1996 in the ratio of 23%, 23%, 24% and 30%, respectively. The foregoing example is merely an illustration of historical trends, and in no way is intended to be a prediction or any indication of how the Company's sales will develop.

MANAGEMENT OF GROWTH; INTEGRATION OF SUPRA AND SPEA

         In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. In addition, through its acquisitions of Supra in September 1995 and Spea in November 1995, the Company increased the scope of its product lines and multinational operations. This expansion in scope has resulted in a need for significant investment in infrastructure and systems, as well as the integration of Supra and Spea into the Company's infrastructure. This requirement includes, without limitation, securing adequate financial resources to successfully integrate and manage the acquired businesses, retention of key employees, integration of management information, control and telecommunications systems, consolidation of geographically dispersed manufacturing and distribution facilities, consolidation and coordination of suppliers, rationalization of distribution channels, and integration of various functions and groups of employees, each of which could pose significant, material challenges. Moreover, Spea historically has not been profitable and the Company's management has taken significant steps to reduce expenses at Spea and integrate its operations with those of the Company. Accordingly, the Company has reorganized Spea to function as a product localization and marketing operation for Europe; a sales, technical support and customer service operation for Germany; and a product development and launch facility for professional 3D graphics, CAD and digital video capture for the Company's worldwide markets. The Company discontinued manufacturing, test, packaging and logistics operations at Spea effective October 1, 1996. Since the acquisition of Spea in November 1995, the Company's efforts to improve Spea's financial performance have been adversely impacted by economic recession in Germany and the associated downturn in the German computer market, and there can be no assurance that the Company will be successful in improving the financial performance of its operations in Europe. Moreover, prior to its acquisition by the Company, Spea made certain investments including entering into the shared ownership (at 49.5%) with Philips Semiconductor (at 50.5%) of a 3D graphics semiconductor design subsidiary, SP3D. The Company's 49.5% ownership of SP3D is carried on the Company's balance sheet at the same approximately $3.4 million value as it was on Spea's balance sheet prior to the acquisition. Philips Semiconductor has full day-to-day operating management control of SP3D, and holds the majority of seats on the SP3D board. There can be no assurance that the Company will be able to achieve a reasonable return on this asset, or that the asset will not need to be written down, in whole or in part, during subsequent accounting periods.

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

SHORT PRODUCT LIFE CYCLES; DEPENDENCE ON NEW PRODUCTS

         The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. The Company must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer needs and meet customer requirements. To do this, the Company must continually monitor industry trends and make difficult choices regarding both the selection of new technologies and features to incorporate into its new products and the timing of when to introduce such new products, all of which may impair orders for, or prices of, the Company's existing products. The success of new product introductions depends on various factors, some of which are outside the Company's direct control. Such factors may include selection of new products, selection of controller or memory chip architectures, timely completion and introduction of new product designs, development of supporting content by independent software vendors (ISVs), development and production of collateral product literature, and coordination of advertising, press relations, channel promotion and OEM and VAR evaluation programs.

         In the current transition in mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), expected to occur during 1997 and 1998, controller and memory chip selection and timely introduction of new products will be key factors in achieving market success. In addition, in the current transition from the widely accepted V.34 modem protocol (33.6Kbps) to the new higher speed V.PCM protocol (56Kbps), including its initial proprietary implementations under the K56flex and x2 versions, selection of the proper protocol version or versions to support, the timing of such support, and the chip selection to implement and deploy such support will all be key factors in achieving market success. There can be no assurance that the Company will select the proper chips to implement and support its efforts in the markets or that the Company will execute it strategy in a timely manner during this transition period.

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

DEPENDENCE ON THIRD PARTY SOFTWARE DEVELOPERS

          The Company's business strategy includes developing relationships with major ISVs that serve the 3D graphics and 3D audio markets, including the 3D computer games market and the professional 3D graphics market. The Company believes that the availability of a sufficient number of high quality, commercially successful entertainment 3D software titles will be a significant factor in the sale of multimedia hardware to the PC-based interactive 3D entertainment market. The Company also believes that compelling professional 3D graphics applications developed for PCs or ported from traditional workstations, such as those supplied by Silicon Graphics and Sun Microsystems,
to PCs based on advanced Intel microprocessors and Microsoft's      NT 4.0
operating system will be significant factors in the sale of 3D graphics hardware to the PC-based NT workstation market. The Company depends on third party software developers and publishers to create, produce and market software entertainment titles and professional graphics applications that will operate with the Company's 3D products, such as Monster 3D, Stealth 3D and Fire GL. Only a limited number of software developers are capable of creating high quality professional 3D and entertainment 3D software. Competition for these resources is intense and is expected to increase. There can be no assurance that the Company will be able to attract the number and quality of software developers and publishers necessary to develop a sufficient number of high quality, commercially successful software titles and applications that are compatible with the Company's 3D products.

         Further, in the case of the Company's entertainment 3D products, there can be no assurance that third parties will publish a substantial number of entertainment 3D software titles or, if entertainment 3D software titles are available, that they will be of high quality or that they will achieve market acceptance. The development and marketing of game titles that do not fully demonstrate the technical capabilities of the Company's entertainment 3D products could create the impression that the Company's products offer less compelling performance over competing 3D games platforms, such as TV games console platforms. This may slow or stop any migration from the current widespread use of TV games consoles to the use of computer games on PCs, or the enhancement of PCs to operate such games. Further, because the Company has no control over the content of the entertainment titles produced by software developers and publishers, the entertainment 3D software titles developed may represent only a limited number of game categories and are likely to be of varying quality.

SEMICONDUCTOR OR SOFTWARE DEFECTS

         Product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after certain of the Company's products have been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in such products' components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers or product recalls could materially adversely affect the Company's business, financial condition and results of operations. Further, the Company continues to upgrade the firmware, software drivers and software utilities that are incorporated into or included with its hardware products. The Company's software products, and its hardware products incorporating such software, are extremely complex as a result of factors including advanced functionality, the diverse operating environments in which the products may be deployed, the need for interoperability, and the multiple versions of such products that must be supported for diverse operating platforms, languages and standards. These products may contain undetected errors or failures when first introduced or as new versions are released. The Company generally provides a five-year warranty for its products and, in general, the Company's return policies permit return within thirty days after receipt of products that do not meet product specifications. There can be no assurance that, despite testing by the Company, by its suppliers and by current or potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or product acceptance or in warranty returns. Such loss or delay would likely have a material adverse effect on the Company's business, financial condition and results of operations.

         Additionally, new versions or upgrades to operating systems or ISV titles or applications may require upgrades to the Company's software products to maintain compatibility with these new versions or upgrades. There can be no assurance that the Company will be successful in developing new versions or enhancements to its software or that the Company will not experience delays in the upgrade of its software products. In the event that the Company experiences delays or is unable to maintain compatibility with operating systems and ISV titles or applications, the Company's business, financial condition and results of operations could be materially adversely affected.

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

         Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-release publicity surrounding the release of Windows 95 may have contributed to a slowing of the consumer PC market in the summer of 1995. Similarly, there may have been a slowing in the corporate PC market prior to the recent release of Windows NT 4.0 and the Pentium Pro. Moreover, a similar reaction may have occurred in the modem market as a result of the recent announcements of modems based on 56 Kbps technology which became available in 1997, or in the overall PC market in anticipation of Intel Corporation's transition to MMX-based microprocessors during 1997. Additionally, the substantial publicity by Intel Corporation on its MMX technology may have confused and slowed the market for add-in multimedia accelerators, such as those sold by the Company, during the first quarter of 1997. If so, this effect may continue into future periods. Other anticipated new product releases that may influence future market growth or the timing of such growth include Microsoft's release of its "Memphis" upgrade to Windows 95 and Intel's release of its new Pentium II CPU supporting the AGP architecture.

         The potential negative impact on the Company's operating results as a result of customer decisions to postpone purchases in favor of new and "publicized" technology can be further magnified if products or components based on such new technology are not available in a timely manner or in sufficient supply to meet the demand caused by the market's shift to the new technology from an older technology. For example, the Company believes that the PC market may have slowed in early 1997 in part as customers waited for the availability of Intel's new MMX-enabled Pentium CPUs. Further, the Company's operating results could be adversely affected if the Company makes poor selections of chip architectures to pursue 3D, AGP or 56Kbps market opportunities and, as a result, is unable to achieve market acceptance of new products.

         Also, if the Company announces a product that the market views as having more desirable features or pricing than the Company's existing products, demand for existing products may be curtailed even though the new product is not yet available. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they may postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, even though potentially positive in the longer term, can negatively impact the Company's operating results in the short term.

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

         Conversely, when the PC or PC peripherals markets emerge from a period of oversupply, it is normal for most manufacturers, distributors and resellers that have substantially drawn down their inventory levels to be unprepared for a possible rapid increase in sales. Accordingly, the Company may not have enough inventory, scheduled component purchase orders or available manufacturing capacity to meet market demand, thereby missing orders and revenue opportunities, and perhaps losing market share. Moreover, the inability of the Company to obtain product components at their historical cost levels would directly affect the cost of the Company's products.

         DEPENDENCE ON SUBCONTRACTORS

         The Company relies on surface mount technology ("SMT") and printed circuit board ("PCB") independent subcontractors to manufacture, subassemble or test the Company's products. The Company procures its components and products through purchase orders and does not have specific requirement agreements with any of its subcontractors. Each of the Company's subcontractors can cease supplying the services, products or components at any time with no penalty. In the event that it becomes necessary for the Company to replace a key subcontractor, the Company could incur significant manufacturing set-up costs and delays. There can be no assurance that the Company would be able to find suitable replacement subcontractors, if necessary. In addition, the Company's emphasis on maintaining low inventory may accentuate the effects of any shortages that may result from sole source subcontractors. The Company's ability to respond to greater than anticipated market demand may be constrained by availability of SMT or PCB subcontracting services. Further, various of the Company's subcontractors are located in international locations that, while offering low labor costs, may comprise political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply risks.

DEPENDENCE ON GRAPHICS AND MULTIMEDIA ACCELERATOR MARKET

         Sales of graphics and multimedia accelerator subsystems accounted for greater than 65% and 75% of the Company's revenues in the first quarters of 1997 and 1996, respectively. Although the Company has introduced audio subsystems, ISDN adapters subsystems and SCSI host adapters, entered the modem market through the acquisition of Supra Corporation and is developing DVD/MPEG-2 products, graphics accelerator subsystems are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

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

COMPETITION

         The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of add- in visual and audio subsystems and data communications products for the PC, and indirectly against PC systems OEMs to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by the Company's products. In certain markets where the Company is a relatively new entrant, such as modems, sound cards and SCSI host adapters, the Company may face dominant competitors including U.S. Robotics (modems), Creative Technology (sound cards) and

Adaptec (SCSI host adapters). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies primarily in the sound, fax/modem, telephony, digital signal processing, central processing unit or motherboard markets) emerge as competitors across broader or more integrated product categories.

         In addition, manufacturers of chipsets or other components used in the Company's products could become future competitors of the Company to the extent that such manufacturers elect to integrate forward into the add-in subsystem or value-added software market, or as such multimedia chipset manufacturers provide increasingly higher quality and more sophisticated software to their chipset customers, including subsystem suppliers competitive to the Company. Also, certain of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources relative to the Company, and many have long-standing market positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors also have a competitive cost advantage as a result of being located in areas that impose significantly lower taxes than the United States or offer a substantially lower cost of labor or provide governmental subsidies, such as research and development and training funds. Many of the Company's current and potential competitors also design and manufacture their own graphics acceleration, video, sound, fax/modem or other multimedia processing chipsets. While the Company believes that its semiconductor vendor flexibility enables it to select, within certain limits, from among the most advanced and price competitive chipsets available on the open market, the captive semiconductor operations of certain of the Company's current and potential competitors could provide them with significant advantages, including greater control over semiconductor architecture and technology, component design, component performance, systems and software design, availability and cost.

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

DISTRIBUTION RISKS

         The Company sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants, VARs and OEM customers. The Company's future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order and telephone sales by manufacturers and electronic commerce on the World Wide Web. The loss of, or reduction in, sales to certain of the Company's key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on the Company's operating results. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet or increased use of mail-order catalog or consumer-electronics channels for personal computer sales, could affect the Company in ways not yet known. Moreover, additions to or changes in the types of products the Company sells, such as the introduction of professional-grade products, or migration toward more communications- centric products, may require specialized value-added reseller channels, relations with which the Company has only begun to establish.

         Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors.
Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. The Company believes that it is currently operating in a period of slower demand, lower sales and abundant products, leading to existing Channel Inventory Levels that are higher than desirable. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in revenue during one or more accounting periods, including during the second quarter of 1997.

PRODUCT RETURNS; PRICE PROTECTION

         The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. Moreover, certain of the Company's retail customers will readily accept returned product from their own retail customers, and these returned products are, in turn, returned to the Company for credit. The Company estimates returns and accrues for potential price protection on unsold inventory. However, there can be no assurance that these estimates or accruals will be sufficient, or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies such as the new 56 Kbps modem and 3D graphics technologies, and the difficulty in predicting future sales through the distribution channels to the final end customer all increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystems industry could result in significant and unforeseen product returns, with such returns creating a material adverse affect on the Company's financial performance. In addition, there can be no assurance that new product introductions by competitors or other market factors, such as the integration of graphics acceleration or modem connectivity by OEMs onto system motherboards, will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's gross margins.

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

OEM CUSTOMER RISKS

         The Company currently has only a limited number of OEM customers. While the Company is seeking to increase its sales to OEMs, certain OEMs maintain internal add-in subsystem design and manufacturing capabilities or have long-standing relationships with competitors of the Company, and there can be no assurance that the Company will be successful in its efforts to increase its OEM sales. Moreover, developing supplier relationships with major PC systems OEMs and installing the process and procedures required by such OEMs can be an expensive and time- consuming process, and there can be no assurance that the Company will achieve an acceptable financial return on this investment. It is expected that OEM revenue will carry a lower gross margin percentage compared to sales to other channels due to perceived lower expenses to support such OEM revenue and the buying power exercised by large OEMs. Furthermore, the Company's products are priced for and generally aimed at the higher performance and higher quality segment of the market. Therefore, to the extent that OEMs focus on low-cost solutions rather than high-performance solutions, an increase in the proportion of the Company's sales to OEMs may result in an increase in the proportion of the Company's revenue that is generated by lower-selling-price or lower-gross-margin products, which could adversely affect future operating results.

RAPID TECHNOLOGICAL CHANGE

         The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. For example, 3D technology is evolving rapidly in the graphics and audio markets, DVD and MPEG-2 decryption techniques and navigation technologies are still being refined, and at least two competing 56 Kbps proprietary protocols are expected to be rapidly deployed by the modem industry during 1997. Product life cycles in the Company's markets frequently range from six to twelve months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionalities that meet changing customer requirements in a cost-effective manner. Further, if the Company is successful in its development and market introduction of new products, it must correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. Moreover, when the Company is successful in launching competitive new products, it must also successfully manage the corollary obsolescence and price erosion of those of its products that are impacted by the new products, as well as any resulting price protection charges and Stock Rotations from its distribution channels.

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

PROPRIETARY RIGHTS

         While the Company had 1 issued U.S. Patent and 15 pending U.S. Patent Applications at March 31, 1997, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated intellectual property rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

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

DEPENDENCE ON KEY PERSONNEL

         The Company's future success will depend to a significant extent upon the efforts and abilities of its senior management and professional, technical, sales and marketing personnel. The competition for such personnel is intense, particularly in the San Jose, CA area ("Silicon Valley"). There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the additional key personnel that it requires. The loss of services of one or more of its key personnel or the inability to add or replace key personnel could have a material adverse effect on the Company. The salary, performance bonus and stock option packages necessary to recruit or retain key personnel, particularly in Silicon Valley, may significantly increase the Company's expense levels or result in dilution to the Company's earnings per share.

The Company does not carry "key person" life insurance on any of its employees except for William J. Schroeder, its President and Chief Executive Officer.

LEGAL MATTERS

         The Company has been named as a defendant in several putative class action lawsuits which were filed in 1996 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no schedule for the litigation has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

         The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July 1996 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no schedule for the litigation has been set.

ITEM 2.          CHANGES IN SECURITIES

Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.          OTHER INFORMATION

Not applicable.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         A.      Exhibit

                 Exhibit #       Description of Document

                 11.1            Statement Regarding Computation of Net Income
                                 (Loss) per Share

                 27              Financial Data Schedule


         B.      Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DIAMOND MULTIMEDIA SYSTEMS, INC.



Date:   May 12, 1997                       /s/  William J. Schroeder
                                           ----------------------------------
                                           William J. Schroeder
                                           President and Chief Executive Officer


Date:   May 12, 1997                       /s/  James M. Walker
                                           -----------------------------------
                                           James M. Walker
                                           Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  11.1          Statement Regarding Computation of Net Income (Loss)
                per share

  27            Financial Data Schedule
