Form 10-Q
period 1997-06-30
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1997-08-12
CIK 936734

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                         Commission File Number 0-25580

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)


DELAWARE                                               77-0390654
--------                                   -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                2880 JUNCTION AVENUE, SAN JOSE, CALIFORNIA 95134
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (408) 325-7000
                                                           ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]



          The number of shares outstanding of the registrant's common stock at June 30, 1997 was 34,290,533.

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

                               INDEX TO FORM 10-Q



                                                                                                 Page
                                                                                                 ----
         PART I - FINANCIAL INFORMATION:


         ITEM 1- Financial Statements

                  Consolidated Condensed Balance Sheets as of June 30, 1997
                  and December 31, 1996                                                           3

                  Consolidated Condensed Statements of Operations for the three
                  and six months ended June 30, 1997 and 1996                                     4

                  Consolidated Condensed Statements of Cash Flows
                  for the six months ended June 30, 1997 and 1996                                 5

                  Notes to Consolidated Condensed Financial Statements                            6

         ITEM 2 - Management's Discussion and Analysis of
                    Financial Condition And Results of Operations                                 8


         PART II - OTHER INFORMATION

         ITEM 1 - Legal proceedings                                                              25

         ITEM 2 - Changes in securities                                                          25

         ITEM 3 - Defaults Upon Senior Securities                                                25

         ITEM 4 - Submission of Matters to a Vote of Security Holders                            25

         ITEM 5 - Other Information                                                              26

         ITEM 6 - Exhibits and Reports on Form 8-K                                               26

         SIGNATURE(S)                                                                            27

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       JUNE 30, 1997      DECEMBER 31, 1996
                                                                                       -------------      -----------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                               $ 101,236           $ 120,147
  Trade accounts receivable, net of allowance for doubtful accounts of $2,437 and $1,943 as of June 30, 1997 and
    December 31, 1996                                                                        43,446              85,268
  Inventories                                                                                52,782              63,704
  Prepaid expenses and other current assets                                                   6,443               9,043
  Deferred income taxes                                                                      40,796              21,944
                                                                                          ---------           ---------
    Total current assets                                                                    244,703             300,106
  Property, plant and equipment, net                                                         14,188              12,883
  Other assets                                                                                3,617               3,222
  Goodwill and other intangibles, net                                                         3,660              16,227
                                                                                          ---------           ---------
         Total assets                                                                     $ 266,168           $ 332,438
                                                                                          =========           =========

                             LIABILITIES

Current liabilities:
  Current portion of long-term debt                                                       $  24,491           $  18,068
  Trade accounts payable                                                                     48,180              68,770
  Other accrued liabilities                                                                  16,136              17,740
                                                                                          ---------           ---------
         Total current liabilities                                                           88,807             104,578
Long-term debt, net of current portion                                                        2,254               2,730
Deferred income taxes                                                                            --                 835
                                                                                          ---------           ---------
         Total liabilities                                                                   91,061             108,143
                                                                                          ---------           ---------


                        STOCKHOLDERS' EQUITY

Preferred stock, par value $.001; Authorized - 8,000 shares at June 30, 1997 and
  December 31, 1996; none issued
    and outstanding                                                                              --                  --
Common stock, par value $.001;
  Authorized - 75,000 at June 30, 1997 and December 31, 1996 Issued and
  outstanding - 34,291 at June 30, 1997 and 34,163
  at December 31, 1996                                                                           34                  34
Additional paid-in capital                                                                  306,917             306,046
Distributions in excess of net book value                                                   (56,775)            (56,775)
Accumulated deficit                                                                         (75,069)            (25,010)
                                                                                          ---------           ---------
Total stockholders' equity                                                                  175,107             224,295
                                                                                          ---------           ---------
         Total liabilities and stockholders' equity                                       $ 266,168           $ 332,438
                                                                                          =========           =========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         -----------------------------           -----------------------------
                                                          JUNE 30,           JUNE 30,             JUNE 30,            JUNE 30,
                                                            1997                1996                1997                1996
                                                         ---------           ---------           ---------           ---------
Net sales                                                $  52,982           $ 120,219           $ 165,384           $ 307,824
Cost of sales                                               76,100             109,052             168,917             256,595
                                                         ---------           ---------           ---------           ---------
  Gross profit                                             (23,118)             11,167              (3,533)             51,229
                                                         ---------           ---------           ---------           ---------
Operating expenses:
  Research and development                                   6,529               4,631              12,221               9,434
  Selling, general and administrative                       22,572              13,851              45,083              29,834
  Amortization of intangibles                                1,343               1,187               2,659               2,394
  Write-off of intangibles                                   9,938                  --               9,938                 ---
                                                         ---------           ---------           ---------           ---------
          Total operating expenses                          40,382              19,669              69,901              41,662
                                                         ---------           ---------           ---------           ---------
Income (loss) from operations                              (63,500)             (8,502)            (73,434)              9,567

Interest income, net                                           494                 660               1,037                 885
Other income (expense), net                                    788                  53                 733                 (40)
                                                         ---------           ---------           ---------           ---------
Income (loss) before provision for income taxes            (62,218)             (7,789)            (71,664)             10,412

Provision (benefit) for income taxes                       (18,109)             (2,999)            (21,604)              4,008
                                                         ---------           ---------           ---------           ---------

Net income (loss)                                        ($ 44,109)          ($  4,790)          ($ 50,060)          $   6,404
                                                         =========           =========           =========           =========

Net income (loss) per share                              ($   1.29)          ($   0.14)          ($   1.46)          $    0.18
                                                         =========           =========           =========           =========

Shares used in computing per share amounts                  34,254              34,328              34,217              35,111



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                    ------------------------------
                                                                    JUNE 30, 1997    JUNE 30, 1996
                                                                    -------------    -------------
Cash flows from operating activities:
Net income (loss)                                                     ($ 50,060)       $   6,404
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Depreciation and amortization                                        5,222            3,817
     Provision for doubtful accounts                                        772              263
     Provision for excess and obsolete inventories                        6,200           13,819
       Loss on disposal of fixed assets                                     232                -
       Write-off of intangibles                                           9,938                -
       Deferred income taxes                                            (19,687)          (2,125)
       Changes in assets and liabilities:
          Trade accounts and other receivables                           41,050           34,569
          Inventories                                                     4,722            6,072
          Prepaid expenses and other assets                               2,205              251
          Trade accounts payable and other liabilities                  (22,194)         (58,095)
         Other                                                                .              (65)
                                                                      ---------        ---------
     Net cash provided by (used in) operating activities                (21,600)           4,910
                                                                      ---------        ---------

Cash flows from investing activities:
     Purchases of property and equipment                                 (4,130)          (3,068)
     Proceeds from the sale of short-term investments                         -            5,940
                                                                      ---------        ---------
     Net cash provided by (used in) investing activities                 (4,130)           2,872
                                                                      ---------        ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                 877              799
     Repurchases of common stock                                             (5)             (18)
       Proceeds from term loans and revolving credit facilities          78,123            3,939
       Payments of term loans and revolving credit facilities           (71,716)         (14,285)
       Repayments of capital lease financings                              (460)            (376)
                                                                      ---------        ---------
     Net cash provided by (used in) financing activities                  6,819           (9,941)
                                                                      ---------        ---------

Net decrease in cash and cash equivalents                               (18,911)          (2,159)
Cash and cash equivalents at beginning of period                        120,147           93,971
                                                                      ---------        ---------
Cash and cash equivalents at end of period                            $ 101,236        $  91,812
                                                                      =========        =========

Supplemental Disclosure of cash flow information:
     Income taxes paid during the period                              $   1,400        $   6,980
                                                                      =========        =========
     Interest paid during the period                                  $     396        $     657
                                                                      =========        =========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1996.

The Company operates under a 52-53 week fiscal year with thirteen week quarters that end on the Sunday closest to calendar quarter end. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on June 30.

Operating results for the quarter and six months ended June 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2. INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                             June 30, 1997           December 31, 1996
                             -------------           -----------------
Raw materials                   $ 25,236                  $22,080
Work in process                   20,763                   20,847
Finished goods                     6,783                   20,777
                                --------                  -------
                                $ 52,782                  $63,704
                                ========                  =======


The Company has approximately $3 million of inventory in excess of its normal short-term needs for certain product lines at June 30, 1997. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.

3. WRITE-OFF OF INTANGIBLE ASSETS

     The Company recorded a one-time write-off of intangible assets of $9.9 million in the second quarter of 1997 to reflect a decrease in the carrying value of goodwill and purchased technology associated with the acquisitions of Supra and Spea. The carrying value of the assets was deemed to be impaired based on the current financial condition of the Company and an analysis using the discounted cash flow method for those products incorporating the intangible benefit of the goodwill and existing technology. The anticipated future cash flows related to those products indicated that the recoverability of the assets were not reasonably assured.

4. LITIGATION

The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July, 1996 and June, 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no trial date has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

The Company is also party to other claims and pending legal proceedings that generally involve employment and trademark issues. These cases are, in the opinion of management, ordinary and routine matters incidental to the normal business conducted by the Company. In the opinion of management, the ultimate disposition of such proceedings will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the "change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

OVERVIEW

     The Company develops, manufactures, markets and supports multimedia and connectivity solutions for home, business and professional desktop computer users, enabling them to create, access and experience compelling new media content from their desktops and through the Internet. Products include the Stealth and Monster 3D(TM) series of media accelerators, the Fire series of professional 3D graphics accelerators, and SCSI I/O adapters, and the Supra(R) series of fax/modems and ISDN adapters. Diamond also markets multimedia and video phone upgrade kits. Headquartered in San Jose, CA, Diamond has sales, marketing or technical offices in Vancouver (Wash.), Singapore, Sydney, Hong Kong, Seoul, Tokyo, Starnberg (Germany), Saarbrecken (Germany), Paris, Winnersh (U.K.) and Sweden. Diamond's products are sold through regional, national and international distributors as well as directly to major computer retailers, VARs and OEMs worldwide.

NET SALES

    Net sales for the second quarter of 1997 decreased $67.2 million (56%) to $53.0 million compared to the second quarter of 1996 while net sales for the first six months of 1997 decreased $142.4 million (46%) to $165.4 million compared to the corresponding prior year period. The decrease in net sales was primarily attributable to lower unit demand and significant price erosion in the Company's base business, which in the second quarter had largely transitioned into a commodity phase triggering large price protection charges. Additionally, continued lower demand and increased competition in the high end of the mainstream graphics market contributed to the decline in sales of the Stealth series of graphics accelerator cards. Further, the product transition from 33.6Kbps to 56Kbps modems has been slower than expected. Sales of 33.6 Kbps modems have slowed, and the relatively slow growth in sales of the 56Kbps modems has not compensated for the decline in 33.6 Kbps modem shipments.

    International net sales decreased in absolute dollars in both the second quarter and first six months of 1997 compared to the corresponding prior year periods due to continued weak demand in Europe, Korea and Japan. As a percentage of net sales, international net sales represented 47% in the second quarter of 1997 compared to 36% in the second quarter of 1996, and 37% in the first six months of 1997 compared to 42% in the corresponding prior year period. The increase in the percentage of international sales in the second quarter of 1997 was primarily due to the large price protection charges and relatively weak market demand occurring in the domestic market.

     Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. The Company believes that it is currently operating in a period of slower demand, lower sales and abundant products, leading to existing Channel Inventory Levels that are higher than desirable. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in revenue during one or more accounting periods. Further, in such an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. In such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net revenue and gross profit.

GROSS MARGIN

     Gross margin for the second quarter of 1997 decreased $34.3 million to a gross deficit of $23.1 million compared to a positive gross margin of $11.2 million in the second quarter of 1996, and decreased $54.8 million to a gross deficit of $3.5 million in the first six months of 1997 compared to a positive $51.2 million in the corresponding prior year period. Gross margin decreased to negative 44% of net sales during the second quarter of 1997 from positive 9% for the second quarter of 1996 and decreased to negative 2% in the first six months of 1997 compared to positive 17% for the corresponding prior year period. The large decreases in gross margin in absolute terms were primarily due to price protection credits granted to customers as a result of sales price decreases, inventory write-down charges to record inventory at lower-of-cost or market value, sales rebate deductions, and competitive pricing pressures across most product lines. Further, the gross margin was adversely impacted by significantly lower shipment volume levels over which indirect manufacturing costs could be absorbed.

RESEARCH AND DEVELOPMENT

    Research and development (R&D) expenses increased $1.9 million (41%) and $2.8 million (30%) for the second quarter and the first six months of 1997, respectively, compared to the corresponding periods in 1996. These increases were due primarily to higher personnel-related expenses and, to a lesser extent, the material and outside service costs associated with new product development, including products that will offer various functions or combinations of functions including graphics, digital video, 3D animation, 3D CAD, sound, ISDN adapter, analog modem, telephony, television, MPEG-2, AC-3 and other functions increasingly being implemented on personal computers. As a percentage of sales, R&D expenses were 12% and 4% in the second quarters of 1997 and 1996, respectively, and 7% and 3% in the first six months of 1997 and 1996, respectively. The increase in expenses as a percentage of net sales resulted primarily from the large decline in net sales and, to a lesser extent, increases in engineering expenses.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative (SG&A) expenses increased $8.7 million (63%) and $15.2 million (51%) for the second quarter and the first six months of 1997, respectively, compared to the corresponding periods in 1996. The increase is primarily due to higher costs related to sales incentive and promotion programs, including a channel sales incentive program that was first implemented during the third quarter of 1996, to higher advertising, marketing and personnel-related expenses associated with increased sales efforts, and to an approximately $1.2 million restructuring charge associated with a Company-wide reorganization and reduction in force.

    As a percentage of sales, SG&A expenses were 43% and 12% in the second quarters of 1997 and 1996, respectively, and 27% and 10% for the first six months of 1997 and 1996, respectively. The increase in expenses, as a percentage of sales, resulted primarily from the significant decline in net sales in the second quarter and first six months of 1997, and from an increase in sales and marketing costs associated primarily with greater sales incentive program costs, increased marketing development costs, increased advertising, and increased sales personnel headcount in the second quarter and first six months of 1997.

AMORTIZATION OF INTANGIBLE ASSETS

    The Company incurred amortization expense of $1.3 million and $2.7 in the second quarter and the first six months of 1997 compared to $1.2 million and $2.4 million in the corresponding prior year periods. These expenses relate to amortization of purchased technology and goodwill from the Supra Corporation and SPEA Software AG acquisitions which occurred in the third and fourth quarters of 1995, respectively.

WRITE-OFF OF INTANGIBLE ASSETS

     The Company recorded a write-off of intangible assets of $9.9 million in the second quarter of 1997 to reflect a decrease in the carrying value of goodwill and purchased technology associated with the acquisitions of Supra and Spea. The carrying value of the assets was deemed to be impaired based on the current financial condition of the Company and an analysis using the discounted cash flow method for those products incorporating the intangible benefit of the goodwill and existing technology. The anticipated future cash flows related to those products indicated that the recoverability of the assets were not reasonably assured.

INTEREST INCOME, NET

     Interest income was $0.5 million and $1.0 million in the second quarter and first six months of 1997 compared to $0.7 million and $0.9 million in the corresponding periods in 1996, respectively. The decrease in net interest income in the second quarter of 1997 resulted from higher bank borrowings outstanding during the period compared to the second quarter of 1996. The change in interest income in the first six months of 1997 compared to the corresponding prior year period was immaterial.

PROVISION (BENEFIT) FOR INCOME TAXES

     The Company's effective tax rate was 29% and 30% for the second quarter and first six months of 1997, respectively, compared to 38.5% for the corresponding periods in 1996. The decrease in the effective tax rate was primarily due to the write-off of goodwill and existing technology which is not deductible for tax purposes. Without the write-off of goodwill and existing technology, the tax rate for the second quarter and first six months of 1997 would have been 35%. Differences from the statutory rate consisted principally of the effect of state income taxes, federal tax-exempt interest income and the research and development tax credit.

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

In June 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the "change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis it is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.


LIQUIDITY AND CAPITAL RESOURCES

    Cash and equivalents decreased by $18.9 million during the first six months of 1997. Operating activities used $21.6 million in cash and the primary uses of cash were as follows: a net loss of $50.1 million; a decrease in trade payables and other accrued liabilities of $22.2 million; and an increase in deferred income taxes of $19.7 million. These uses of cash from operating activities were offset, in part, by a decrease in trade receivables, net of the provision for doubtful accounts of $41.8 million, a decrease in inventories, net of the provision for excess and obsolete inventories, of $10.9 million; the non-cash write-off of intangible assets of $9.9 million, depreciation and amortization expense of $5.2 million, and a decrease in prepaid expenses and other assets of $2.2 million.

     The Company used $4.1 million in cash from investing activities due primarily to purchases of property and equipment. Net cash provided by financing activities was $6.8 million, primarily due to proceeds of $78.1 million on term loans and revolving credit facilities and $0.9 million from the issuance of common stock, offset in part by $72.2 million of payments on debt financings and facilities.

     At June 30, 1997, the Company had $101.2 million of cash and cash equivalents. Further, as of such date, the Company had lines of credit and bank credit facilities totaling $63.2 million, of which $36.5 million was unused and available. At June 30, 1997, the Company was in default with its loan covenants regarding tangible net worth and profitability. The Company has received waivers for these violations.

     The Company currently expects to spend approximately $7 million for capital equipment in 1997, principally relating to computer and office equipment. The Company believes that its cash balances, short-term investments and available credit under existing bank lines will be sufficient to meet anticipated operating and investing requirements for the foreseeable future. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

     The Company's future operating results may vary significantly from period to period as a result of a number of factors. The Company's revenue in a given period depends on the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability of components for the Company's products, changes in product or distribution channel mix, the level of inventory carried by the Company's distribution and retail channel customers, and product returns and price protection charges from customers. For example, the Company's operating results in the second quarter of 1997 were impacted by lower demand and significant price erosion in its base business which in the second quarter had largely transitioned into a commodity phase.

     The Company's gross margins are also impacted by short product life cycles, the mix of products sold, the mix of distribution channels, competitive price pressures, the availability and cost of components from the Company's suppliers, component price inflation or deflation, end-of-life inventory write downs and general economic conditions. For example, the Company intends to increase the proportion of its revenue generated by sales to OEMs, which historically have yielded lower gross margins, and to the retail/mass merchant channel, which typically provides higher gross margins than OEM sales but requires higher sales and marketing expenses and carries price-protection, stock-rotation and customer-return liabilities. Individual product lines generally provide higher margins at the beginning of the typical six-to-twelve-month product life cycle, and lower margins as the product line matures. Product lines with less technology value-added, however, such as multimedia upgrade kits, generally provide lower margins than product lines with higher technology value-added. Moreover, if a product's life should end prior to expectations, then there is also a risk of unexpected channel inventory returns and end-of-life and obsolete inventory charges, which could depress the Company's revenue and gross margin in the affected period.

     Many of these factors are beyond the Company's control. For example, the Company's operating results in the second and third quarters of 1996 and the first half of 1997 were adversely impacted by significantly lower unit prices as a result of competitive pricing pressures, and, in the second quarters of 1996 and 1997, lower unit volumes due in part to weak market conditions. There can be no assurance that lower unit prices or volumes will not affect the Company's operating results in the future. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to successfully introduce competitive products in a timely manner would adversely affect operating results for one or more product cycles.

     Due to the foregoing factors, it is likely that the operating results of the Company for some future quarter or quarters will fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company's Common Stock could be materially and adversely affected.

REVENUE VOLATILITY AND DEPENDENCE ON ORDERS RECEIVED AND SHIPPED IN A QUARTER

     The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. Moreover, the Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry supply-demand conditions and emphasis on just-in-time inventory management, has resulted in customers placing orders with relatively short delivery schedules. This has the effect of increasing such short-lead orders ("turns orders") as a portion of the Company's business and reducing the Company's ability to accurately forecast net revenue. Because turns orders are more difficult to predict, there can be no assurance that the combination of turns orders and backlog in any quarter will be sufficient to achieve either sequential or year-over-year growth in net revenue during that quarter. If the

Company does not achieve a sufficient level of turns orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected.

     Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. The second quarter of 1997 comprised such a period due to the transition from older, legacy 33.6 kilobits per second (Kbps) modems and 2D graphics products to new 56 Kbps modems and 3D graphics products. This major product transition period will likely continue through the rest of 1997. Also, as is common and frequent in the personal computer industry, a disproportionate percentage of the Company's revenue in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter. In addition, from time to time, a significant portion of the Company's revenue may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

     Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenue in a given quarter may materially impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory levels during the quarter to match the level of revenue for the quarter. Excess inventory could also result in cash flow difficulties as well as added costs of goods sold and expenses associated with inventory write-offs or sell-offs. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its component purchases and inventory levels, thereby experiencing periodic shortages of inventory and delivery delays and negatively impacting its revenue, market share and customer satisfaction levels in the current quarter or in future quarters.

DECLINING SELLING PRICES

     The Company's markets are characterized by intense ongoing competition and coupled with a past history and a current trend of declining average selling prices. A decline in selling prices may cause the revenue in a quarter to be lower than the revenue of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is likely that the Company's average selling prices will decline, and the Company's revenue and margins may decline in the future, from the levels experienced to date. The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products, including its modems, 3-D graphics accelerators, SCSI I/O adapters, 3D audio accelerators and DVD/MPEG-2 video products, some of which have been impacted from time-to-time by a scarcity in the supply of associated chipsets and other components. In addition, the Company's revenues, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAMs, VRAMs, SGRAMs, CD-ROMs, DVD drives, multimedia controller chips or bundled software, decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer. For example, operating results were negatively impacted in the second and third quarters of 1996 by declining market prices for the Company's products, caused in part by a sharp reduction in the market price for DRAMs. Conversely, an increase in the price of semiconductor components may adversely impact the Company's gross margin due to higher unit costs, and a decrease in the supply of semiconductor components may adversely impact the Company's revenue due to lower unit shipments.

SEASONALITY

     The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth calendar quarter of each year. This seasonality may become more pronounced and material in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel, that PCs become more consumer-oriented or entertainment-driven products, or that the Company's revenue becomes increasingly based on entertainment-centric products. Also, to the extent the Company is successful in expanding its European operations, it may experience relatively weak demand in third calendar quarters due to historically weak summer sales in Europe. The potential material effect of seasonality on the Company's revenue is illustrated through market research results published by International Data Corporation (Worldwide Quarterly PC Market Tracker, 1997) showing that worldwide personal computer shipments in the world were spread across the four (4) calendar quarters of 1996 in the ratio of 23%, 23%, 24% and 30%, respectively. The foregoing example is merely an illustration of historical trends, however, and in no way is intended to be a prediction or any indication of how the Company's sales will develop.

MANAGEMENT OF GROWTH

     In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. In addition, through its acquisitions of Supra in September 1995 and Spea in November 1995, the Company increased the scope of its product lines and multinational operations. This expansion in scope has resulted in a need for significant investment in infrastructure, processes and information systems, as well as the integration of Supra and Spea into the Company's infrastructure. This requirement includes, without limitation:
Securing adequate financial resources to successfully integrate and manage the acquired businesses; retention of key employees; integration of management information, control and telecommunications systems; consolidation of geographically dispersed manufacturing and distribution facilities; consolidation and coordination of suppliers; rationalization of distribution channels; establishment and documentation of business processes; and integration of various functions and groups of employees. Each of these requirements could pose significant, material challenges. For example, the Company established a restructuring reserve in the second quarter of 1997 to account for the expected expenses of, among other actions, integrating customer service and distribution from Supra into Diamond, transitioning manufacturing from Supra's facility in Oregon to a subcontractor facility in Mexico, and integrating technical support from Diamond's San Jose, CA facility to Supra's technical support organization in Oregon. Moreover, Spea historically has not been profitable and the Company's management has taken significant steps to reduce expenses at Spea and integrate its operations with those of the Company. Accordingly, the Company has reorganized Spea to function principally as follows: a product localization and marketing operation for Europe; a sales, technical support and customer service operation for Germany; and a product development and launch facility for professional 3D graphics, including CAD and digital animation, for the Company's worldwide markets. The Company discontinued manufacturing, test, packaging and logistics operations at Spea effective October 1, 1996. Since the acquisition of Spea in November 1995, the Company's efforts to improve Spea's financial performance have been adversely impacted by economic recession in Germany and the associated downturn in the German computer market, and there can be no assurance that the Company will be successful in improving the financial performance of its operations in Europe. Moreover, prior to its acquisition by the Company, Spea made certain investments including entering into the shared ownership (at 49.5%) with Philips Semiconductor (at 50.5%) of a 3D graphics semiconductor design subsidiary, SP3D. The Company's 49.5% ownership of SP3D is carried on the Company's balance sheet at the same approximately $3.4 million value as it was on Spea's balance sheet prior to the acquisition. Philips Semiconductor has full day-to-day operating management control of SP3D and holds the majority of seats on the SP3D board. There can be no assurance that the Company will be able to achieve a reasonable return on this asset, or that the asset will not need to be written down, in whole or in part, during subsequent accounting periods.

     The Company's future operating results will depend in large measure on its success in implementing operating, manufacturing and financial procedures and controls, improving communication and coordination among the different operating functions, integrating certain functions such as sales, procurement and operations, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in all areas. There can be no assurance that the Company will be able to manage these activities and implement these additional systems, procedures and controls successfully, and any failure to do so could have a material adverse effect upon the Company's short-term and long-term operating results.

SHORT PRODUCT LIFE CYCLES; DEPENDENCE ON NEW PRODUCTS

     The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. The Company must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer needs and meet customer requirements. To do this, the Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its new products, as well as the timing of when to introduce such new products, all of which may impair the orders for or the prices of the Company's existing products. The success of new product introductions depends on various factors, some of which are outside the Company's direct control. Such factors may include: selection of new products; selection of controller or memory chip architectures; timely completion and introduction of new product designs; trade-offs between the time of first customer shipment and the optimization of software for speed, stability and compatibility; development of supporting content by independent software vendors ("ISV"s); development and production of collateral product literature; prompt delivery to OEM accounts of such prototypes; support of such prototypes; and coordination of advertising, press relations, channel promotion and VAR evaluation programs.

     In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), expected to occur during 1997 and 1998, controller and memory chip selection and the timely introduction of new products will be key factors in achieving market success. In addition, in the current transition from the widely accepted V.34 modem protocol (33.6Kbps) to the new higher speed V.PCM protocol (56Kbps), including its initial proprietary implementations under the K56flex and x2 versions, selection of the appropriate protocol version or versions to support, the timing of such support, the chip selection to implement and deploy such support, and the industry alliances to convert such support into revenue and market share growth will all be key factors in achieving market success. There can be no assurance that the Company will select the proper chips to implement and support its efforts in the various markets or that the Company will execute its strategy in a timely manner during this transition period.

     Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space in future periods. Moreover, because of the short product life cycles coupled with the long lead times for procuring many of the components used in the Company's products, the Company may not be able, in a timely manner, or at all, to reduce its component procurement commitments, software license commitments, production rates or inventory levels in response to unexpected delays in product launch, shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if such demand increases are in a new product or new technology area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product or component unavailability.

NEW OPERATING SYSTEMS

     The PC industry has recently been characterized by significant operating system changes, such as the introduction of OS/2 Warp in 1994, Windows 95 in 1995 and Windows NT 4.0 in 1996, and the introduction of significant new operating systems components, such as Microsoft's Direct X and ActiveX for Windows 95. While new operating systems can provide new market opportunities, such as the growing market for graphical user interface ("GUI") accelerators that occurred with the introduction of Windows 3.0 and the expected growth in the PC games market with the introduction of Windows 95, new operating systems and operating systems components also place a significant research and development burden on the Company. New drivers, applications and user interfaces must be developed for the new operating systems and operating systems components in order to maintain revenue levels and customer satisfaction. Perhaps more significantly, such drivers, applications and interfaces customarily are ported to the recently shipped portion of the Company's installed base. This effort involves a substantial software engineering, compatibility testing and customer technical support investment with only limited near-term incremental revenue return since these driver updates are usually provided via electronic distribution free to the Company's installed customer base. In addition, the installation of this software may result in technical support calls, thereby generating expenses that do not have offsetting revenue. Moreover, during the introductory period of a major new operating system release such as Windows 95, such installed base support may reduce the research and development and customer technical support resources available for launching new products. For example, after substantial investment in porting the Company's software, graphics accelerator and modem products over to Windows 95, the Company was at year-end 1996 still developing for final release improved, accelerated Windows 95 drivers for the Viper Pro Video series of accelerator add-in cards (since completed). While this product line does not represent a current or future revenue opportunity for the Company, the Company nevertheless believed that it was important to make the significant software development investment represented by this effort in order to maintain relations with its installed customer base and its reputation for reliable on-going product support. Furthermore, new operating systems for which the Company prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may never be achieved.


DEPENDENCE ON THIRD PARTY SOFTWARE DEVELOPERS

     The Company's business strategy includes developing relationships with major ISVs that serve the 3D graphics and 3D audio markets, including the 3D computer games market and the professional 3D graphics market. The Company believes that the availability of a sufficient number of high quality, commercially successful entertainment 3D software titles will be a significant factor in the sale of multimedia hardware to the PC-based interactive 3D entertainment market. The Company also believes that compelling professional 3D graphics applications developed for PCs or ported from traditional workstations, such as those supplied by Silicon Graphics and Sun Microsystems, to PCs based on advanced Intel microprocessors and Microsoft's NT 4.0 operating system will be significant factors in the sale of 3D graphics hardware to the PC-based NT workstation market. The Company depends on third party software developers and publishers to create, produce and market software entertainment titles and professional graphics applications that will operate with the Company's 3D products, such as Monster, Stealth, Viper and Fire GL. Only a limited number of software developers are capable of creating high quality professional 3D and entertainment 3D software. Competition for these resources is intense and is expected to increase. There can be no assurance that the Company will be able to attract the number and quality of software developers and publishers necessary to develop a sufficient number of high quality, commercially successful software titles and applications that are compatible with the Company's 3D products.

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

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

     Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-release publicity surrounding the release of Windows 95 may have contributed to a slowing of the consumer PC market in the summer of 1995. Similarly, there may have been a slowing in the corporate PC market prior to the release of Windows NT 4.0, the Pentium Pro and the Pentium II. Moreover, a similar reaction may have occurred in the modem market as a result of the recent announcements of modems based on 56 Kbps technology which became available in 1997, or in the overall PC market in anticipation of Intel Corporation's transition to MMX-based microprocessors during 1997. Additionally, the substantial publicity by Intel Corporation on its MMX technology may have confused and slowed the market for add-in multimedia accelerators, such as those sold by the Company, during the first half of 1997. If so, this effect may continue into future periods. Other anticipated new product releases that may influence future market growth or the timing of such growth include Microsoft's release of its "Memphis" upgrade to Windows 95, now anticipated to be generally available to the public in the first quarter of 1998, and Intel's release of its new Pentium II CPU and associated chipset supporting the AGP architecture.

     The potential negative impact on the Company's operating results as a result of customer decisions to postpone purchases in favor of new and "publicized" technology can be further magnified if products or components based on such new technology are not available in a timely manner or in sufficient supply to meet the demand caused by the market's shift to the new technology from an older technology. For example, the Company believes that the PC market may have slowed in early 1997 in part as customers waited for the availability of Intel's new MMX-enabled Pentium CPUs. Further, the Company's operating results could be adversely affected if the Company makes poor selections of chip architectures or chip suppliers to pursue 3D graphics, AGP or 56Kbps modem market opportunities and, as a result, is unable to achieve market acceptance of its new products or is unable to secure enough supply of such components.

     Also, if the Company announces a product that the market views as having more desirable features or pricing than the Company's existing products, demand for the Company's existing products may be curtailed even though the new product is not yet available. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they may postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, even though potentially positive in the longer term, can negatively impact the Company's operating results in the short term.

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

    The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly chipsets that provide graphics, digital video, DVD control, television (TV), sound or other multimedia functions, random access memory (including VRAM, DRAM and SGRAM) chips, and speakerphone modem and fax/modem chipsets. Although the price and availability of many semiconductor components improved during 1996 and the first half of 1997, these components are periodically in short supply and on allocation by semiconductor manufacturers. For example, it is expected that the Company may experience substantial constraints in the supply of high-performance SGRAMs and high-performance 3D graphics chips for the foreseeable future. There can be assurances that the Company can obtain adequate supplies of such components, or that such shortages or the costs of these components will not adversely affect future operating results. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia and communications ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical or competitive cost levels. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin and profitability. Further, such inventory sell-offs could trigger channel price protection charges, further reducing the Company's gross margins and profitability.

     As noted above, supply-demand conditions for semiconductor components are unpredictable and may change from time to time. During periods of oversupply, prices are likely to fall and certain vendors of such semiconductor chips may liquidate their inventories in a rapid manner. If such semiconductor vendors are suppliers to the Company's competitors, then such actions could enable competitors of the Company to enjoy a cost advantage vis-a-vis the Company, and any resultant price reduction for such competitors' products could in turn require the Company to reduce its prices, thereby depressing the Company's revenues or margins in one or more operating periods.

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

     Conversely, when the PC or PC peripherals markets emerge from a period of oversupply, it is normal for most manufacturers, distributors and resellers that have substantially drawn down their inventory levels to be unprepared for a possible rapid increase in sales. Accordingly, the Company may not have enough inventory, scheduled component purchase orders or available manufacturing capacity to meet short-lead increases in market demand, thereby missing orders and revenue opportunities, and perhaps causing customer dissatisfaction and losing market share. Moreover, the inability of the Company to obtain product components at their historical cost levels and being forced to pay higher prices to achieve timely delivery would directly affect the cost of the Company's products and could adversely affect the Company's gross margin.

DEPENDENCE ON SUBCONTRACTORS

     The Company relies on independent surface mount technology ("SMT") and printed circuit board ("PCB") subcontractors to manufacture, assemble or test the Company's products. The Company procures its components and products through purchase orders and does not have specific volume purchase agreements with each of its subcontractors. Many of the Company's subcontractors could cease supplying the services, products or components at any time with limited or no penalty. In the event that it becomes necessary for the Company to replace a key subcontractor, the Company could incur significant manufacturing set-up costs and delays. Moreover, there can be no assurance that the Company would be able to find suitable replacement subcontractors. In addition, the Company's emphasis on maintaining low inventory may accentuate the effects of any shortages that may result from sole-source subcontractors during periods of tight supply or rapid order growth The Company's ability to respond to greater than anticipated market demand may be constrained by the availability of SMT or PCB subcontracting services. Further, various of the Company's subcontractors are located in international locations that, while offering low labor costs, may comprise political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply risks.

DEPENDENCE ON GRAPHICS AND MULTIMEDIA ACCELERATOR MARKET

     Sales of graphics and multimedia accelerator subsystems accounted for greater than 75% and 70% of the Company's revenue in the second quarter and first six months of 1997 and greater than 75% in the corresponding prior year periods. Although the Company has introduced audio subsystems, ISDN adapters subsystems and SCSI host adapters, entered the modem market through the acquisition of Supra Corporation and is developing DVD/MPEG-2 products, graphics accelerator subsystems are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

MIGRATION TO PERSONAL COMPUTER MOTHERBOARDS

     The Company's graphics and multimedia accelerator subsystems are individual products that function within personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing such functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. The Company expects that such migration will not occur in a substantial way with 3D graphics or Intel's accelerated graphics port (AGP) in the near term, although the Company recognizes that such migration could occur with respect to the functionality provided by the Company's current products. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems configuration, such as 3D graphics, 3D audio, MPEG-2 digital video, high-speed I/O and modems, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into CPU microprocessors, such as under Intel's MMX or AGP technologies, will not adversely affect the future market for the Company's products. In large part, the continuation of a robust market for add-in graphics and video subsystems may depend on the timing and market acceptance of 3-D graphics and digital video MPEG-2 acceleration. This, in turn, may depend on the availability of compelling 3-D and MPEG-2 content, including games and entertainment, broadcast digital video, PC video phones, desktop video conferencing, and digital video, audio and VRML on the Internet. Similarly, the robustness of the modem market may depend largely on the widespread adoption of 56 Kbps and digital subscriber line (xDSL) technologies in both client-side modems attached to the PC and server-side modems provided by Internet Service Providers and telephone network central offices. The timing of major technology introductions and the market acceptance of these new technologies and standards is largely out of the control of the Company. For example, the new 56 Kbps modem technology currently has two competing protocols: K56flex supported by Rockwell Semiconductor and Lucent Technologies and x2 supported by U.S. Robotics. The Company believes that most industry experts are of the opinion that the International Telecommunications Union will not ratify a 56Kbps standard until late 1997 or early 1998, thereby causing market confusion and potentially slowing market acceptance of the new 56 Kbps modem technology.

COMPETITION

     The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of add-in visual and audio subsystems and data communications products for the PC such as Matrox Graphics, Inc. and indirectly against PC systems OEMs to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by the Company's products. In certain markets where the Company is a relatively new entrant, such as modems, sound cards and SCSI host adapters, the Company may face dominant competitors including U.S. Robotics (modems), Creative Technology (sound cards) and Adaptec (SCSI host adapters). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, fax/modem, telephony, digital signal processing, central processing unit or motherboard markets) emerge as competitors across broader or more integrated product categories.

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

     The Company also believes that the strategy of certain of its current and potential competitors is to compete largely on the basis of price, which may result in significant price competition and lead to lower margins for the Company's products or otherwise adversely affect the market for the Company's products. To the extent that semiconductor availability is relatively robust and software drivers and reference hardware designs from multimedia chipset manufacturers are of high quality and sophistication, then competitors who sell such reference designs and compete largely on price with little valued added engineering may have a competitive cost or expense advantage relative to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its current and future markets, or will be able to compete successfully against current and new competitors, as the Company's technology, markets and products continue to evolve.

DISTRIBUTION RISKS

    The Company sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants, VARs and OEM customers. The Company's future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the World Wide Web. The loss of, or reduction in, sales to certain of the Company's key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on the Company's operating results. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet, increased use of mail-order catalogues, increased use of consumer-electronics channels for personal computer sales, or increased use of channel assembly to configure PC systems to fit customers' requirements could affect the Company in ways not yet known. Moreover, additions to or changes in the types of products the Company sells, such as the introduction of professional-grade products or the migration toward more communications-centric products, may require specialized value-added reseller channels, relations with which the Company has only begun to establish.

     Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. The Company believes that it is currently operating in a period of slower demand, lower sales and abundant products, leading to existing Channel Inventory Levels that are higher than desirable. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in revenue during one or more accounting periods. Further, in such an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. In such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net revenue and gross profit.

PRODUCT RETURNS; PRICE PROTECTION

     The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. Moreover, certain of the Company's retail customers will readily accept returned product from their own retail customers, and these returned products are, in turn, returned to the Company for credit. The Company estimates returns and accrues for potential price protection on unsold channel inventory. However, there can be no assurance that these estimates or accruals will be sufficient, or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies such as the new 56 Kbps modem and 3D graphics technologies, and the difficulty in predicting future sales through the distribution channels to the final end customer all increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystems industry could result in significant and unforeseen product returns, with such returns creating a material adverse effect on the Company's financial performance. In addition, there can be no assurance that new product introductions by competitors or other market factors, such as the integration of graphics acceleration or modem connectivity by OEMs onto system motherboards, will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's gross margins.

     Furthermore, the markets that the Company serves include end users who buy from computer retail and consumer electronics mass merchant outlets to upgrade their existing PCs. Such customers frequently decide to return products to the retail outlets from which they earlier purchased the product. Such returns are made for a variety of reasons, including the customer changing his or her mind regarding his or her purchase decision, the customer has difficulty with the installation or use of the product, the product does not offer the features, functions, or performance that the customer expected or the customer experiences incompatibilities between the product and his or her existing PC hardware or software. Since many of the products that the Company sells incorporate advanced computer technology, the Company expects that end-user customer returns, including warranty returns, will be a continuing negative attribute of the PC installed-base upgrade market. There can be no assurance that the Company will be able to achieve gross margins in the PC installed-base upgrade market that will be high enough to offset the expenses of end-user customer returns and still generate an acceptable return on sales to the Company.

OEM CUSTOMER RISKS

     The Company currently has only a limited number of OEM customers. While the Company is seeking to increase its sales to OEMs, certain OEMs maintain internal add-in subsystem design and manufacturing capabilities or have long-standing relationships with competitors of the Company, and there can be no assurance that the Company will be successful in its efforts to increase its OEM sales. Moreover, developing supplier relationships with major PC systems OEMs and installing the processes, procedures and controls required by such OEMs can be an expensive and time-consuming process, and there can be no assurance that the Company will achieve an acceptable financial return on this investment. It is expected that OEM revenue will carry a lower gross margin percentage compared to sales to other channels due to perceived lower expenses to support such OEM revenue and the buying power exercised by large OEMs. Furthermore, the Company's products are priced for and generally aimed at the higher performance and higher quality segment of the market. Therefore, to the extent that OEMs focus on low-cost solutions rather than high-performance solutions, an increase in the proportion of the Company's sales to OEMs may result in an increase in the proportion of the Company's revenue that is generated by lower-selling-price or lower-gross-margin products, which could adversely affect future gross margins and operating results of the Company.

RAPID TECHNOLOGICAL CHANGE

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. For example, 3D technology is evolving rapidly in the graphics and audio markets, DVD and MPEG-2 decryption techniques and navigation technologies are still being refined, and two competing 56 Kbps proprietary protocols were deployed by the modem industry during 1997. Product life cycles in the Company's markets frequently range from six to twelve months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionalities that meet changing customer requirements in a cost-effective manner. Further, if the Company is successful in the development and market introduction of new products, it must still correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where the Company's customers are not the final end customers. Moreover, whenever the Company launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are impacted by such new products, as well as any resulting price protection charges and Stock Rotations from its distribution channels.

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

INFORMATION TECHNOLOGY AND TELECOMMUNICATIONS SYSTEMS

     The Company is currently making significant investments in establishing systems, processes and procedures to more efficiently and effectively manage its worldwide business and enable communications and data sharing among its employees and various business units. This effort comprises a significant investment of expense and capital funds, as well as a drain on management resources, for the installation of information technology ("IT") and telecommunications equipment and IT applications. As part of this program to install IT systems throughout the Company, management believes that the Company will be required to install an enhanced enterprise-wide business management, resource planning and decision support application. Further, in order to more effectively manage the Company's business and avert Year 2000 issues, the Company believes that this new application will need to be installed and operational no later than by early 1999. Such an effort is expected to comprise a further substantial investment of expenses and management resources by the Company.

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

PROPRIETARY RIGHTS

     While the Company had one (1) issued U.S. Patent and 16 pending U.S. Patent Applications at June 30, 1997, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated intellectual property rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

STOCK PRICE VOLATILITY

     The trading price of the Company's Common Stock has been subject to significant fluctuations to date, and could be subject to wide fluctuations in the future in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or significant OEM systems design wins by the Company or its competitors, general conditions in the markets for the Company's products or the computer industry, the price and availability of purchased components, general financial market conditions, market conditions for PC or semiconductor stocks, changes in earnings estimates by analysts, or other events or factors. In this regard, the Company does not endorse and accepts no responsibility for the estimates or recommendations issued by stock research analysts from time to time. In addition, the public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success will depend to a significant extent upon the efforts and abilities of its senior management and professional, technical, sales and marketing personnel. The competition for such personnel is intense, particularly in the San Jose, CA area ("Silicon Valley"). There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the additional key personnel that it requires. The loss of services of one or more of its key personnel or the inability to add or replace key personnel could have a material adverse effect on the Company. The salary, performance bonus and stock option packages necessary to recruit or retain key personnel, particularly in Silicon Valley, may significantly increase the Company's expense levels or result in dilution to the Company's earnings per share. The Company does not carry "key person" life insurance on any of its employees.

LEGAL MATTERS

     The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July, 1996 and June, 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no trial date has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

     The Company is also party to other claims and pending legal proceedings that generally involve employment and trademark issues. These cases are, in the opinion of management, ordinary and routine matters incidental to the normal business conducted by the Company. In the opinion of management, the ultimate disposition of such proceedings will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July 1996 and June, 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no trial date has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

     The Company is also party to other claims and pending legal proceedings that generally involve employment and trademark issues. These cases are, in the opinion of management, ordinary and routine matters incidental to the normal business conducted by the Company. In the opinion of management, the ultimate disposition of such proceedings will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company's Annual Meeting of Stockholders held on May 21, 1997:

         a)    The following Directors were elected:

                                                                        Votes
                  Directors                 Votes For                  Withheld
                  ----------------------------------------------------------------
                  Chong-Moon Lee            26,800,329                 194,644
                  William Schroeder         26,798,444                 196,529
                  Jeffrey T. Chambers       26,827,738                 167,235
                  Bruce C. Edwards          26,827,998                 166,975
                  Walter G. Kortschak       26,827,388                 167,585
                  Gregorio Reyes            26,827,868                 167,105
                  Jeffrey D. Saper          26,828,098                 166,875

         b)    The shareholders approved the following proposal:


                                                                   Number of Common Shares Voted
                                                                 For         Against        Abstain
                                                              --------------------------------------
         Appointment of Coopers & Lybrand L.L.P.              26,865,560      66,205         63,208
         as independent accountants

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibit

                  Exhibit #       Description of Document
                  ---------       -----------------------
                  10.26           Line of Credit Agreement between the Registrant
                                  and Sanwa Bank California dated March 17, 1997

                  11.1            Statement Regarding Computation of Net Income (Loss) per Share

         B.       Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DIAMOND MULTIMEDIA SYSTEMS, INC.



Date:   August 11, 1997                  /s/  William J. Schroeder
                                         ---------------------------------------
                                         William J. Schroeder
                                         President and Chief Executive Officer


Date:   August 11, 1997                  /s/  James M. Walker
                                         ---------------------------------------
                                         James M. Walker
                                         Senior Vice President and
                                         Chief Financial Officer

                                INDEX TO EXHIBIT

                  EXHIBIT
                  NUMBER          DESCRIPTION OF DOCUMENT
                  ---------       -----------------------
                  10.26           Credit Agreement

                  11.1            Statement Regarding Computation of Net Income (Loss) per Share

                  27              Financial Data Schedule