Form 10-Q
period 1997-09-30
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1997-11-10
CIK 936734

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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


        The number of shares outstanding of the registrant's common stock at September 30, 1997 was 34,435,719.

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

                               INDEX TO FORM 10-Q


                                                                      Page
                                                                      ----
       PART I - FINANCIAL INFORMATION:

ITEM 1- Financial Statements

       Consolidated Condensed Balance Sheets as of September 30, 1997
       and December 31, 1996                                            3

       Consolidated Condensed Statements of Operations for the three
       and nine months ended September 30, 1997 and 1996                4

       Consolidated Condensed Statements of Cash Flows
       for the nine months ended September 30, 1997 and 1996            5

       Notes to Consolidated Condensed Financial Statements             6

ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8


PART II - OTHER INFORMATION

ITEM 1 - Legal proceedings                                             26

ITEM 2 - Changes in securities                                         26

ITEM 3 - Defaults Upon Senior Securities                               26

ITEM 4 - Submission of Matters to a Vote of Security Holders           26

ITEM 5 - Other Information                                             26

ITEM 6 - Exhibits and Reports on Form 8-K                              26

SIGNATURES                                                             27

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1997           1996
                                                           -------------   ------------
                         ASSETS

Current assets:
  Cash and cash equivalents                                  $  98,284      $ 120,147
  Trade accounts receivable, net of allowance for
   doubtful accounts of $2,237 and $1,943 as of
   September 30, 1997 and December 31, 1996                     50,718         85,268
  Inventories                                                   72,208         63,704
  Prepaid expenses and other current assets                      6,154          9,043
  Deferred income taxes                                         42,270         21,944
                                                             ---------      ---------
    Total current assets                                       269,634        300,106
  Property, plant and equipment, net                            14,555         12,883
  Other assets                                                   3,617          3,222
  Goodwill and other intangibles, net                            3,487         16,227
                                                             ---------      ---------
         Total assets                                        $ 291,293      $ 332,438
                                                             =========      =========

                      LIABILITIES

Current liabilities:
  Current portion of long-term debt                          $  29,174      $  18,068
  Trade accounts payable                                        72,055         68,770
  Other accrued liabilities                                     14,760         17,740
                                                             ---------      ---------
         Total current liabilities                             115,989        104,578
Long-term debt, net of current portion                           2,036          2,730
Deferred income taxes                                               --            835
                                                             ---------      ---------
         Total liabilities                                     118,025        108,143
                                                             ---------      ---------

                  STOCKHOLDERS' EQUITY

Preferred stock, par value $.001; Authorized - 8,000
  shares at September 30, 1997 and December 31, 1996;
  none issued and outstanding                                       --             --
Common stock, par value $.001;
  Authorized - 75,000 at September 30, 1997 and
  December 31, 1996 Issued and outstanding - 34,436
  at September 30, 1997 and 34,163 at December 31, 1996             34             34
Additional paid-in capital                                     307,632        306,046
Distributions in excess of net book value                      (56,775)       (56,775)
Accumulated deficit                                            (77,623)       (25,010)
                                                             ---------      ---------
Total stockholders' equity                                     173,268        224,295
                                                             ---------      ---------
         Total liabilities and stockholders' equity          $ 291,293      $ 332,438
                                                             =========      =========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                          ------------------------      ------------------------
                                             1997           1996             1997           1996
                                          ---------      ---------      ---------      ---------
Net sales                                 $  92,028      $ 123,729      $ 257,413      $ 431,553
Cost of sales                                73,850         98,706        242,767        355,301
                                          ---------      ---------      ---------      ---------
  Gross profit                               18,178         25,023         14,646         76,252
                                          ---------      ---------      ---------      ---------
Operating expenses:
  Research and development                    5,899          4,435         18,121         13,869
  Selling, general and administrative        16,474         16,587         61,557         46,421
  Amortization of intangibles                   172          1,292          2,831          3,686
  Write-off of intangibles                       --             --          9,938             --
                                          ---------      ---------      ---------      ---------
          Total operating expenses           22,545         22,314         92,447         63,976
                                          ---------      ---------      ---------      ---------
Income (loss) from operations                (4,367)         2,709        (77,801)        12,276

Interest income, net                            388            544          1,426          1,429
Other income (expense), net                      50            (59)           783            (99)
                                          ---------      ---------      ---------      ---------
Income (loss) before provision for
  income taxes                               (3,929)         3,194        (75,592)        13,606

Provision (benefit) for income taxes         (1,376)         1,094        (22,979)         5,102
                                          ---------      ---------      ---------      ---------
Net income (loss)                         $  (2,553)     $   2,100      $ (52,613)     $   8,504
                                          =========      =========      =========      =========

Net income (loss) per share               $   (0.07)     $    0.06      $   (1.54)     $    0.24
                                          =========      =========      =========      =========

Shares used in computing per share
  amounts                                    34,389         34,930         34,274         35,051




        The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ------------------------
                                                                 1997           1996
                                                              ---------      ---------
Cash flows from operating activities:
Net income (loss)                                             ($ 52,613)     $   8,504
Adjustments to reconcile net income (loss)
  to net cash
    provided by (used in) operating activities
    Depreciation and amortization                                 6,631          6,290
    Provision for doubtful accounts                                 691            606
    Provision for excess and obsolete inventories                 7,093         13,767
    Loss on disposal of fixed assets                                287             --
    Write-off of intangibles                                      9,938             --
    Deferred income taxes                                       (21,161)        (6,212)
    Changes in assets and liabilities:
      Trade accounts and other receivables                       33,859         34,534
      Inventories                                               (15,597)         3,303
      Prepaid expenses and other assets                           2,494            (76)
      Trade accounts payable and other liabilities                  305        (26,365)
                                                              ---------      ---------
    Net cash provided by (used in) operating activities         (28,073)        34,351
                                                              ---------      ---------

Cash flows from investing activities:
    Purchases of property and equipment                          (5,788)        (5,041)
    Proceeds from the sale of short-term investments                 --         12,232
                                                              ---------      ---------
    Net cash provided by (used in) investing
       activities                                                (5,788)         7,191
                                                              ---------      ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock                        1,593            813
    Repurchases of common stock                                      (7)           (20)
    Proceeds from term loans and revolving credit facilities    100,942         21,546
    Payments of term loans and revolving credit facilities      (89,929)       (35,679)
    Repayments of capital lease financings, net of
      proceeds from capital lease financings                       (601)          (390)
                                                              ---------      ---------
    Net cash provided by (used in) financing activities          11,998        (13,730)
                                                              ---------      ---------

Net increase (decrease) in cash and cash equivalents            (21,863)        27,812
Cash and cash equivalents at beginning of period                120,147         93,971
                                                              ---------      ---------
Cash and cash equivalents at end of period                    $  98,284      $ 121,783
                                                              =========      =========

Supplemental Disclosure of cash flow information:
    Income taxes paid during the period                       $   1,400      $  13,293
                                                              =========      =========
    Interest paid during the period                           $     783      $   1,260
                                                              =========      =========

Supplemental disclosure of non-cash financing activities:
    Issuance of common stock in settlement of
      Note Receivable                                               $--      $   3,196
                                                              =========      =========
    Issuance of common stock in settlement of
      contingencies in Spea acquisition                             $--      $     580
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

The Company operates under a fiscal year with thirteen week quarters that end on the Sunday closest to calendar quarter end. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on September 30. Subsequent to the quarter ended September 30, 1997, the Company made a determination to change its fiscal 1997 year-end to December 31,1997. (Refer to Subsequent Event in Note 5).

Operating results for the quarter and nine months ended September 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.      INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                   September 30, 1997     December 31, 1996
                   ------------------     -----------------
Raw materials            $26,981               $22,080
Work in process           36,427                20,847
Finished goods             8,800                20,777
                         -------               -------
                         $72,208               $63,704
                         =======               =======


The Company has approximately $3 million of inventory in excess of its normal short-term needs for certain product lines at September 30, 1997. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.

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

5.       SUBSEQUENT EVENT

On October 15, 1997, the Company determined to change its fiscal year end 1997. Previously, the year-end date was the Sunday closest to the end of the last month of the calendar year. The date of the new 1997 fiscal year-end is December 31, 1997. The Company has filed a Form 8-K with the Securites and Exchange Commission on October 28, 1997 for the change in the fiscal year-end.

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

NET SALES

   Net sales for the third quarter of 1997 decreased $31.7 million (26%) to $92.0 million compared to the third quarter of 1996 while net sales for the first nine months of 1997 decreased $174.1 million (40%) to $257.4 million compared to the corresponding prior year period. The decrease in net sales has been primarily attributable to significant price erosion in the Company's base business of multimedia accelerator systems and modems, particularly during the first and second quarters of 1997, which triggered large price protection charges during those periods. Further, the product transition from 33.6Kbps to 56Kbps modems was much slower than expected in the first six months of 1997, and while the product transition gathered momentum in the third quarter of 1997, the slow growth of the 56Kbps modems has not compensated for the decline in 33.6K modem shipments.

   As a percentage of net sales, international net sales represented 38% in the third quarter of 1997 compared to 33% in the third quarter of 1996, and 37% in the first nine months of 1997 compared to 34% in the corresponding prior year period. The increases in the percentage of international sales were primarily due to the growth of European demand in the third quarter of 1997 as well as large price protection charges and relatively weak demand in the domestic market during the second quarter of 1997. The increases in the percentage of international sales, for the periods discussed, were partially offset by a decline of net sales in Asia during 1997.

   Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net revenue and gross profit. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in revenue during one or more accounting periods. This situation may result in future price protection charges as prices are decreased having an adverse impact on operating results. While the Company believes that its Channel Inventory Levels for most of its products are appropriate at this time, there may be certain products which have a Channel Inventory Level that is higher than desirable. This situation may lead to significant price protection charges which would have a material adverse effect on operating results.

    When the PC or PC peripherals markets emerge from a period of oversupply, such as experienced in the second quarter of 1997, certain manufacturers, distributors and resellers may be unprepared for a possible rapid increase in market demand. Accordingly, the Company may not have sufficient inventory, scheduled component purchase orders or available manufacturing capacity to meet any rapid increase in market demand, thereby missing orders and revenue opportunities, causing customer dissatisfaction and losing market share. The Company experienced such a situation in the third quarter of 1997, and may experience a continuation of that situation in the fourth quarter of 1997 as recent customer demand for the Company's products has increased over that of the second and third quarters of 1997. In addition, the Company believes that it is moving into a period of tight supply and increasing prices on certain semiconductor components including graphics controllers and memories. The inability of the Company to obtain product components at their historical cost levels resulting in the Company being forced to pay higher prices to achieve timely delivery would directly affect the cost of the Company's products and could materially and adversely affect the Company's gross margin. There can be no assurance that the Company will be able to obtain adequate supplies of components or that such shortages or the costs of these components will not adversely impact the Company's future operating results.

GROSS MARGIN

    Gross margin for the third quarter of 1997 decreased $6.8 million to $18.2 million compared to $25.0 million in the third quarter of 1996, and decreased $61.6 million to $14.6 million in the first nine months of 1997 compared to $76.3 million in the corresponding prior year period. Gross margin decreased to 19.8% of net sales during the third quarter of 1997 from 20.2% for the third quarter of 1996 and decreased to 5.7% in the first nine months of 1997 compared to 17.7% for the corresponding prior year period. The large decrease in gross margin in absolute terms in the first nine months of 1997 compared to the prior year period was primarily due to price protection credits granted to customers as a result of sales price decreases, inventory write-down charges to record inventory at lower-of-cost or market value, sales rebate deductions, and competitive pricing pressures across most product lines. These factors were particularly significant during the first six months of 1997. Further, the gross margin was adversely impacted by significantly lower shipment volume levels over which indirect manufacturing costs could be absorbed.

RESEARCH AND DEVELOPMENT

   Research and development (R&D) expenses increased $1.5 million (33%) and $4.3 million (31%) for the third quarter and the first nine months of 1997, respectively, compared to the corresponding periods in 1996. These increases were primarily due to higher personnel-related expenses and, to a lesser extent, the material and outside service costs associated with new product development, including products that will offer various functions or combinations of functions including graphics, digital video, 3D animation, 3D CAD, sound, ISDN adapter, analog modem, telephony, television, MPEG-2, AC-3 and other functions increasingly being implemented on personal computers. As a percentage of sales, R&D expenses were 6% and 4% in the third quarters of 1997 and 1996, respectively, and 7% and 3% in the first nine months of 1997 and 1996, respectively. The increase in expenses as a percentage of net sales resulted primarily from the large decline in net sales and, to a lesser extent, increases in engineering expenses.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative (SG&A) expenses decreased only $0.1 million (1%) for the third quarter compared to the third quarter of 1996 and increased $15.1 million (33%) in the first nine months of 1997 compared to the corresponding periods in 1996. The large increase in the first nine months of 1997 was primarily due to higher costs incurred in the first and second quarters related to sales incentive and promotion programs, including a channel sales incentive program, higher advertising, marketing and personnel-related expenses associated with increased sales efforts. The Company also incurred an approximately $1.2 million restructuring charge in the second quarter of 1997 associated with a Company-wide reorganization and reduction in force.

   As a percentage of sales, SG&A expenses were 18% and 13% in the third quarters of 1997 and 1996, respectively, and 24% and 11% for the first nine months of 1997 and 1996, respectively. The increase in expenses, as a percentage of sales, during both the third quarter of 1997 and the first nine months of 1997 resulted primarily from the significant decline in net sales during the those periods compared to the corresponding periods of 1996. Additionally, the expense ratio in the first nine months of 1997 was negatively impacted particularly during the first and second quarters of 1997 from high sales and marketing costs associated primarily with greater sales incentive program costs, increased marketing development costs, increased advertising and increased sales personnel headcount.

AMORTIZATION OF INTANGIBLE ASSETS

   The Company incurred amortization expense of $0.2 million and $2.8 million in the third quarter and the first nine months of 1997 compared to $1.3 million and $3.7 million in the corresponding prior year periods. The decrease in expense in the third quarter and first nine months of 1997 is primarily due to the write-off of $9.9 million of intangible assets during the second quarter of 1997 which significantly reduced the remaining outstanding balance to be amortized. These expenses relate to amortization of purchased technology and goodwill from the Supra Corporation and SPEA Software AG acquisitions, which occurred in the third and fourth quarters of 1995, respectively.

WRITE-OFF OF INTANGIBLE ASSETS

     The Company recorded a write-off of intangible assets of $9.9 million in the second quarter of 1997 to reflect a decrease in the carrying value of goodwill and purchased technology associated with the acquisitions of Supra and Spea. The carrying value of the assets was deemed to be impaired based on the current financial condition of the Company and an analysis using the discounted cash flow method for those products incorporating the intangible benefit of the goodwill and existing technology. The anticipated future cash flows related to those products indicated that the recoverability of the assets was not reasonably assured.

INTEREST AND OTHER INCOME, NET

    Interest and Other income was $0.4 million and $2.2 million in the third quarter and first nine months of 1997 compared to $0.5 million and $1.3 million in the corresponding periods in 1996, respectively. The decrease in net interest and other income in the third quarter of 1997 resulted from increased interest expense on higher bank borrowings outstanding during the period compared to the corresponding period of 1996. The increase in net interest and other income for the first nine months of 1997 compared to the corresponding period of 1997 was primarily due to recording approximately $0.6 million gain on a settlement of certain litigation and due to an increase in foreign currency translation gains.

PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's effective tax rate in the third quarter and first nine months of 1997 was 35%, excluding the write-off during the second quarter of 1997 of goodwill and existing technology which is not deductible for tax purposes, compared to 34% and 37.5% for the corresponding periods in 1996. The increase in the effective tax rate in the third quarter of 1997 compared to the corresponding prior year period is due to the effective rate for the third quarter of 1996 incorporating the positive impact of a decline in the estimated annual rate from that of the first six months of 1996. The annual effective tax rate for the first nine months of 1997 has decreased from that of the first nine months of 1996 due primarily to the impact of large, pre-tax losses incurred in the first nine months in 1997 which had the effect of creating an income tax benefit. Differences from the statutory rate consisted principally of the effect of state income taxes, federal tax-exempt interest income and the research and development tax credit.

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


LIQUIDITY AND CAPITAL RESOURCES

   Cash and equivalents decreased by $21.9 million during the first nine months of 1997. Operating activities used $28.1 million in cash and the primary uses of cash were as follows: a net loss of $52.6 million; an increase in deferred income taxes of $21.2 million, and an increase in inventories, net of the provision for excess and obsolete inventories, of $8.5 million. These uses of cash from operating activities were offset, in part, by a decrease in trade receivables, net of the provision for doubtful accounts of $34.6 million, the non-cash write-off of intangible assets of $9.9 million, depreciation and amortization expense of $6.6 million, and a decrease in prepaid expenses and other assets of $2.5 million.

    The Company used $5.8 million in cash from investing activities due primarily to purchases of property and equipment. Net cash provided by financing activities was $12.0 million, primarily due to proceeds of

$100.9 million on term loans and revolving credit facilities and $1.6 million from the issuance of common stock, offset in part by $89.9 million of payments on debt financings and facilities.

    At September 30, 1997, the Company had $98.3 million of cash and cash equivalents. Further, as of such date, the Company had lines of credit and bank credit facilities totaling $62.5 million, of which $31.3 million was unused and available. At September 30, 1997, the Company was in default with its loan covenants regarding tangible net worth and profitability. The Company has received waivers for these violations.

    The Company currently expects to spend approximately $8 million for capital equipment in 1997, principally relating to computer and office equipment. The Company believes that its cash balances, short-term investments and available credit under existing bank lines will be sufficient to meet anticipated operating and investing requirements for the foreseeable future. However, there can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.


CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

   In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

    The Company's future operating results may vary significantly from period to period as a result of a number of factors. The Company's revenue in a given period depends on the volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability of components for the Company's products, changes in product or distribution channel mix, the level of inventory carried by the Company's distribution and retail channel customers, and product returns and price protection charges from customers. For example, the Company's operating results in the second quarter of 1997 were particularly impacted by lower demand and significant price erosion in its base business, which in the second quarter was largely in a commodity phase. In addition, the Company believes that it is currently, in the fourth quarter of 1997, moving into a period of tight supply and increasing prices on certain semiconductor components, including graphics controllers and memories. There can be no assurances that the Company will be able to obtain adequate supplies of components or obtain such supplies at competitive cost levels that will not impact the Company's operating results.

    The Company's gross margins are also impacted by short product life cycles, the mix of products sold, the mix of distribution channels, competitive price pressures, the availability and cost of components from the Company's suppliers, component price inflation or deflation, end-of-life inventory write downs and general economic conditions. For example, the Company intends to increase the proportion of its revenue generated by sales to OEMs, which historically have yielded lower gross margins, and to the retail/mass merchant channel, which typically provides higher gross margins than OEM sales but requires higher sales and marketing expenses and carries price-protection, stock-rotation and customer-return liabilities. Individual product lines generally provide higher margins at the beginning of the typical six-to-twelve-month product life cycle, and lower margins as the product line matures. Product lines with less technology value-added, however, such as multimedia upgrade kits, generally provide lower margins than product lines with higher technology value-added, such as professional graphics. Moreover, if a product's life should end prior to expectations, then there is also a risk of unexpected channel inventory returns and end-of-life and obsolete inventory charges, which could depress the Company's revenue and gross margin in the affected period.

    Many of these factors are beyond the Company's control. For example, the Company's operating results in the second and third quarters of 1996 and the first nine months of 1997 were adversely impacted by significantly lower unit prices as a result of competitive pricing pressures, and, in the second quarters of 1996 and 1997, lower unit volumes due in part to weak market conditions. There can be no assurance that lower unit prices or volumes will not affect the Company's operating results in the future. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to successfully introduce competitive products in a timely manner would adversely affect operating results for one or more product cycles.

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

    Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenue in a given quarter may materially impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory levels during the quarter to match the level of revenue for the quarter. Excess inventory could also result in cash flow difficulties as well as added costs of goods sold and expenses associated with inventory write-offs or sell-offs. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its component purchases and inventory levels, thereby experiencing periodic shortages of inventory and delivery delays and negatively impacting its revenue, market share and customer satisfaction levels in the current quarter or in future quarters. This type of situation developed, for example, in the third quarter of 1997 and could occur again in future quarters, including the fourth quarter of 1997. There can be no assurances that such an occurence will not adversely impact the Company operating results.

DECLINING SELLING PRICES

    The Company's markets are characterized by intense ongoing competition and coupled with a past history and a current trend of declining average selling prices. A decline in selling prices may cause the revenue in a quarter to be lower than the revenue of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is likely that the Company's average selling prices will decline, and the Company's revenue and margins may decline in the future, from the levels experienced to date. The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products, including its modems, 3-D graphics accelerators, SCSI I/O adapters, 3D audio accelerators and DVD/MPEG-2 video products, some of which have been impacted from time-to-time by a scarcity in the supply of associated chipsets and other components. In addition, the Company's revenues, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAM, VRAM, SGRAM, RDRAM, DVD drives, multimedia controller chips or bundled software, decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer. For example, operating results were negatively impacted in the second and third quarters of 1996 by declining market prices for the Company's products, caused in part by a sharp reduction in the market price for DRAMs. Conversely, an increase in the price of semiconductor components may adversely impact the Company's gross margin due to higher unit costs, and a decrease in the supply of semiconductor components may adversely impact the Company's revenue due to lower unit shipments.

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

    The Company's future operating results will depend in large measure on its success in implementing operating, manufacturing and financial procedures and controls, improving communication and coordination among the different operating functions, integrating certain functions such as sales, procurement and operations, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in all areas. Moreover, the Company has determined that it must select and fully implement a new enterprise resource planning (ERP) system no later than 1999 in order to properly manage the increasing complexity of its global multi-product business and avert potential Year 2000 issues with its current management information system. There can be no assurance that the Company will be able to manage these activities and implement these additional systems, procedures and controls successfully, and any failure to do so could have a material adverse effect upon the Company's short-term and long-term operating results.

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

     In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), expected to occur during 1997 and 1998, controller and memory chip selection and the timely introduction of new products will be key factors in achieving market success. In addition, in the current transition from the widely accepted V.34 modem protocol (33.6Kbps) to the new higher speed V.PCM protocol (56Kbps), including its initial proprietary implementations under the current "split-standard" of both K56flex and x2 versions, selection of the appropriate future protocol version or versions to support, the timing of such support, the chip selection to implement and deploy such support, and the industry alliances to convert such support into revenue and market share growth will all be key factors in achieving market success. There can be no assurance that the Company will select the proper chips to implement and support its efforts in the various markets or that the Company will execute its strategy in a timely manner during this transition period.

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

NEW OPERATING SYSTEMS

    The PC industry has recently been characterized by significant operating system changes, such as the introduction of Windows 95 in 1995 and Windows NT
4.0 in 1996, and the introduction of significant new operating systems components, such as Microsoft's Direct X and ActiveX for Windows 95. While new operating systems can provide new market opportunities, such as the growing market for graphical user interface ("GUI") accelerators that occurred with the introduction of Windows 3.0 and the growth in the PC games market with the introduction of Windows 95, new operating systems and operating systems components also place a significant research and development burden on the Company. New drivers, applications and user interfaces must be developed for the new operating systems and operating systems components in order to maintain revenue levels and customer satisfaction. Perhaps more significantly, such drivers, applications and interfaces customarily are ported to the recently shipped portion of the Company's installed base. This effort involves a substantial software engineering, compatibility testing and customer technical support investment with only limited near-term incremental revenue return since these driver updates are usually provided via electronic distribution free to the Company's installed customer base. In addition, the installation of this software may result in technical support calls, thereby generating expenses that do not have offsetting revenue. Moreover, during the introductory period of a major new operating system release such as Windows 95, such installed base support may reduce the research and development and customer technical support resources available for launching new products. For example, after substantial investment in porting the Company's software, graphics accelerator and modem products over to Windows 95, the Company was at year-end 1996 still developing for final release improved, accelerated Windows 95 drivers for the Viper Pro Video series of accelerator add-in cards (since completed). While this product line did not at that time represent a revenue opportunity for the Company, the Company nevertheless believed that it was important to make the significant software development investment represented by this effort in order to maintain relations with its installed customer base and its reputation for reliable on-going product support. Furthermore, new operating systems for which the Company prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may never be achieved.

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

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

    Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally falling prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-release publicity surrounding the release of Windows 95 may have contributed to a slowing of the consumer PC market in the summer of 1995. Moreover, a similar reaction has likely occurred in the modem market as a result of the recent announcements of modems based on 56 Kbps technology which became available in 1997, or in the overall PC market in anticipation of Intel Corporation's transition to MMX-based microprocessors during 1997. Additionally, the substantial publicity by Intel Corporation on its MMX technology may have confused and slowed the market for add-in multimedia accelerators, such as those sold by the Company, during the first half of 1997. If so, this effect may continue into future periods. Other anticipated new product releases that may influence future market growth or the timing of such growth include Microsoft's release of its "Memphis" upgrade to Windows 95, now anticipated to be generally available to the public in the second quarter of 1998 as Windows 98, Intel's release of its Pentium II CPU and the associated chipsets supporting the AGP and 2x AGP architectures, and Intel's release of its "Merced" workstation CPU slated for first customer shipment in 1999.

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

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

   The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly chipsets that provide graphics, digital video, DVD control, television (TV), sound or other multimedia functions, random access memory (including VRAM, DRAM, RDRAM and SGRAM) chips, and speakerphone modem and fax/modem chipsets. Although the price and availability of many semiconductor components improved during 1996 and the first half of 1997, these components are periodically in short supply and on allocation by semiconductor manufacturers. For example, it is expected that the Company may experience substantial constraints in the supply of high-performance SGRAMs and high-performance 3D graphics chips for the foreseeable future. There can be no assurances that the Company can obtain adequate supplies of such components, or that such shortages or the costs of these components will not adversely affect future operating results. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia and communications ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical or competitive cost levels. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin and profitability. In addition, such inventory sell-offs by the Company or its competitors could trigger channel price protection charges, further reducing the Company's gross margins and profitability.

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

    When the PC or PC peripherals markets emerge from a period of oversupply, such as experienced in the second quarter of 1997, certain manufacturers, distributors and resellers may be unprepared for a possible rapid increase in market demand. Accordingly, the Company may not have sufficient inventory, scheduled component purchase orders or available manufacturing capacity to meet any rapid increase in market demand, thereby missing orders and revenue opportunities, causing customer dissatisfaction and losing market share. The Company experienced such a situation in the third quarter of 1997, and may experience a continuation of that situation in the fourth quarter of 1997 as recent customer demand for the Company's products has increased over that of the second and third quarters of 1997. In addition, the Company believes that it is moving into a period of tight supply and increasing prices on certain semiconductor components including graphics controllers and memories. The inability of the Company to obtain product components at their historical cost levels resulting in the Company being forced to pay higher prices to achieve timely delivery would directly affect the cost of the Company's products and could materially and adversely affect the Company's gross margin. There can be no assurance that the Company will be able to obtain adequate supplies of components or that such shortages or the costs of these components will not adversely impact the Company's future operating results.

DEPENDENCE ON SUBCONTRACTORS

    The Company relies on independent surface mount technology ("SMT") and printed circuit board ("PCB") subcontractors to manufacture, assemble or test the Company's products. The Company procures its components and products through purchase orders and does not have specific volume purchase agreements with each of its subcontractors. Most of the Company's subcontractors could cease supplying the services, products or components at any time with limited or no penalty. In the event that it becomes necessary for the Company to replace a key subcontractor, the Company could incur significant manufacturing set-up costs and delays. Moreover, there can be no assurance that the Company would be able to find suitable replacement subcontractors. In addition, the Company's emphasis on maintaining low inventory may accentuate the effects of any shortages that may result from sole-source subcontractors during periods of tight supply or rapid order growth The Company's ability to respond to greater than anticipated market demand may be constrained by the availability of SMT or PCB subcontracting services. Further, various of the Company's subcontractors are located in international locations that, while offering low labor costs, may comprise process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply risks.

DEPENDENCE ON GRAPHICS AND MULTIMEDIA ACCELERATOR MARKET

    Sales of graphics and multimedia accelerator subsystems accounted for greater than 75% and 70% of the Company's revenue in the third quarter and first nine months of 1997, respectively, and greater than 75% in the corresponding prior year periods. Although the Company has introduced audio subsystems, ISDN adapters and SCSI host adapters, entered the modem market through the acquisition of Supra Corporation and is developing DVD/MPEG-2 products, graphics accelerator subsystems are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

MIGRATION TO PERSONAL COMPUTER MOTHERBOARDS

    The Company's graphics and multimedia accelerator subsystems are individual products that function within personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing such functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. The Company expects that such migration will not occur in a substantial way with 3D graphics or Intel's accelerated graphics port (AGP) in the near term, although the Company recognizes that such migration could occur with respect to the functionality provided by the Company's current products. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems configuration, such as 3D graphics, 3D audio, MPEG-2 digital video, high-speed I/O and modems, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into CPU microprocessors, such as under Intel's MMX or AGP technologies, will not adversely affect the future market for the Company's products. In large part, the continuation of a robust market for add-in graphics and video subsystems may depend on the timing and market acceptance of 3D graphics and digital video MPEG-2 acceleration. This, in turn, may depend on the availability of compelling 3D and MPEG-2 content, including games and entertainment, broadcast digital video, PC video phones, desktop video conferencing, and digital video, audio and VRML on the Internet. Similarly, the robustness of the modem market may depend largely on the widespread adoption of 56 Kbps and digital subscriber line (xDSL) technologies in both client-side modems attached to the PC and server-side modems provided by Internet Service Providers and telephone network central offices. The timing of major technology introductions and the market acceptance of these new technologies and standards is largely out of the control of the Company. For example, the new 56 Kbps modem technology currently has two competing protocols: K56flex supported by Rockwell Semiconductor and Lucent Technologies and x2 supported by 3Com Corporation. The Company believes that most industry experts are of the opinion that the International Telecommunications Union will not ratify a 56Kbps standard until the latter half of 1998, thereby potentially causing further market confusion and slowing market acceptance of the new 56 Kbps modem technology for an extended period.

COMPETITION

    The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of add-in visual and audio subsystems and data communications products for the PC such as Matrox Graphics, Inc. and ATI Technologies Inc., and indirectly against PC systems OEMs to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by the Company's products. In certain markets where the Company is a relatively new entrant, such as modems, sound cards and SCSI host adapters, the Company may face dominant competitors including 3Com (modems), Creative Technology (sound cards) and Adaptec (SCSI host adapters). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, fax/modem, telephony, digital signal processing, central processing unit or motherboard markets) emerge as competitors across broader or more integrated product categories.

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

   Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net revenue and gross profit. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in revenue during one or more accounting periods. This situation may result in future price protection charges as prices are decreased having an adverse impact on operating results. While the Company believes that its Channel Inventory Levels for most of its products are appropriate at this time, there may be certain products which have a Channel Inventory Level that is higher than desirable. This situation may lead to significant price protection charges which would have a material adverse effect on operating results.

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

OEM CUSTOMER RISKS

    The Company currently has only a limited number of OEM customers. While the Company is seeking to increase its sales to OEMs, certain OEMs maintain internal add-in subsystem design and manufacturing capabilities or have long-standing relationships with competitors of the Company, and there can be no assurance that the Company will be successful in its efforts to increase its OEM sales. Moreover, developing supplier relationships with major PC systems OEMs and installing the processes, procedures and controls required by such OEMs can be an expensive and time-consuming process, and there can be no assurance that the Company will achieve an acceptable financial return on this investment. Further, to the extent that PC systems OEMs' selection criteria are weighted toward multimedia subsystem suppliers that have their own captive SMT manufacturing operations, then the Company's sole reliance on outside SMT subcontract manufacturers may be a negative factor in winning such PC systems suppliers' OEM contracts.

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

INFORMATION TECHNOLOGY AND TELECOMMUNICATIONS SYSTEMS

    The Company is currently making significant investments in establishing systems, processes and procedures to more efficiently and effectively manage its worldwide business and enable communications and data sharing among its employees and various business units. This effort comprises a significant investment of expense and capital funds, as well as a drain on management resources, for the installation of information technology ("IT") and telecommunications equipment and IT applications. As part of this program to install IT systems throughout the Company, management believes that the Company will be required to install an enhanced enterprise-wide business management, resource planning and decision support application. Further, in order to more effectively manage the Company's business and avert Year 2000 issues, the Company believes that this new ERP application and the associated IT equipment will need to be installed and operational no later than by early 1999. Such an effort is expected to comprise a further substantial investment of expenses and management resources by the Company.

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

PROPRIETARY RIGHTS

    While the Company had one (1) issued U.S. Patent and 17 pending U.S. Patent Applications at September 30, 1997, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated the proprietary rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce proprietary rights of the Company or to defend the Company against claimed infringement of the proprietary rights of others.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        A.     Exhibit

               Exhibit #       Description of Document
               ---------       -----------------------

               11.1          Statement Regarding Computation of Net Income
                             (Loss) per Share

        B.     Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIAMOND MULTIMEDIA SYSTEMS, INC.


Date:   November 10, 1997           /s/  William J. Schroeder
                                    -------------------------
                                    William J. Schroeder
                                    President and Chief Executive Officer


Date:   November 10, 1997           /s/  James M. Walker
                                    --------------------
                                    James M. Walker
                                    Senior Vice President and
                                    Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit #       Description
---------       -----------
11.1          Statement regarding computation of net income (loss) per share

27            Financial Data Schedule