Form 10-K
period 1997-12-31
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1998-03-24
CIK 936734

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 1998, 29,494,224 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the Nasdaq Stock Market on March 2, 1998) of Diamond Multimedia Systems, Inc., held by nonaffiliates was $411,075,747. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed prior to April 30, 1997, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

    The discussion and analysis below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under "Certain Factors That May Affect Future Performance" in this report.

DIAMOND PROFILE

    Diamond Multimedia Systems, Inc. ("Diamond" or the "Company") designs, develops, manufactures and markets multimedia and connectivity products for IBM-compatible personal computers ("PCs"). The Company is a leading supplier of graphics and multimedia accelerator subsystems for PCs, and is expanding its position in the interactive multimedia market by providing advanced solutions for home, business and professional desktop computer users, enabling them to create, access and experience compelling new media content from their desktops and through the Internet. Diamond accelerates multimedia from the Internet to the hard drive with products that include the Stealth series of media accelerators, the Monster series of entertainment 3D and audio accelerators, the Fire series of professional 3D graphics and SCSI accelerators, and the Supra(R) series of modems.

    The Company has been engaged in expanding its product offerings and distribution channels through internal development and acquisitions. In September 1995, the Company acquired Supra Corporation ("Supra"), which designs, develops, manufactures and markets internal and external fax/modem products. In November 1995, the Company acquired SPEA Software AG ("Spea"), a German corporation that designs, develops and markets professional 3D graphics and CAD accelerators for PCs.

    The Company was incorporated in Delaware in December 1994 as the successor to Diamond Multimedia Systems, Inc., a California corporation incorporated in May 1973 ("Diamond CA"). For additional information regarding the Reorganization, refer to Note 1 in the Notes to Consolidated Financial Statements. In April 1995, the Company completed an initial public offering of 7,475,000 shares of common stock raising net proceeds of approximately $117 million. Additionally, in November 1995, the Company completed a follow-on public offering of common stock which raised net proceeds of approximately $94 million. Refer to Liquidity and Capital Resources in Item 7 for discussion of the use of these proceeds.

STRATEGY

    Diamond's strategy is to identify emerging markets and customers needs, to use its technological expertise to quickly provide integrated, easy to install and use, high-performance multimedia solutions for the PC platform, and to use its worldwide channels to achieve broad distribution and support of its products. The Company's objectives for the coming year include: capitalizing on new technologies such as DVD digital video, 3D AGP graphics, 3D PCI audio acceleration and V.90 56Kbps and dual-line 112Kbps modems; expanding business with large OEMs, retailers and VARs; expanding international sales; increasing penetration of the market for audio accelerators and SCSI host adapters; and strengthening its information technology systems infrastructure to provide better customer service at lower operating costs.

    Through selective acquisitions, Diamond has been able to add to its technical expertise and product offerings while further improving its distribution channels and market presence both domestically and internationally. In September 1995, Diamond purchased Supra, giving Diamond added expertise in PC communications and presence in the retail markets. In November 1995, the Company purchased Spea. The addition of Spea provided Diamond with a key strategic position in Europe, helping to expand Diamond's presence internationally as a leading supplier of visual and connectivity systems for the PC, and added professional 3D graphics and Open GL expertise to the Company. In November 1997, the Company acquired Binar Graphics, Inc. ("Binar"), adding graphics engineering capability and certain proprietary intellectual property in graphics acceleration.

     A key element of Diamond's strategy is to remain silicon agile, allowing the Company to incorporate the best semiconductor integrated circuits available on the open market. By sourcing chips from a variety of semiconductor developers, the Company believes it is best able to keep pace with the current rapid advances in multimedia and connectivity technology and bring best-of-breed products to market. The Company currently has research and development efforts underway using chipsets from a variety of companies, including but not limited to Alliance Semiconductor, Aureal, C-Cube, Chromatic Research, Cirrus Logic, Evans and Sutherland, ESS, Intel, LG Electronics, Lucent, Mitsubishi Electronics, Motorola, NEC Electronics, nVidea, Rendition, Rockwell Semiconductor, S3, Symbios Logic, Texas Instruments, Trident Microsystems, Toshiba Electronics, 3Dlabs and 3Dfx. There can be no assurance, however, that these efforts will result in actual new product introductions.

    With the increasing incorporation of multimedia, connectivity and visual computing capabilities into the PC platform, Diamond's objectives are to expand international sales, serve new OEM and channel assembly customers, and capitalize on new multimedia and connectivity product categories such as entertainment 3D animation, professional and workstation 3D graphics, 112Kbps dual-line V.90 analog modems, digital ADSL (G.Lite) modems, Windows(R) DirectSound 3D audio accelerators and DVD digital video products.

PRODUCTS

    The Company's products currently include a variety of subsystems that accelerate multimedia from the Internet to the hard drive on the PC platform and share certain characteristics such as common customers, common sales channels and common Company infrastructure requirements.

    GRAPHICS ACCELERATORS. The Company's mainstream graphics accelerators enhance system performance by increasing the speed at which graphics are displayed while also improving resolution, image stability and color depth. The Company's Stealth and Viper series of multimedia accelerators offer mainstream 2D and 3D graphics acceleration with full-screen, full-motion digital video playback and some products also offer optional TV-In, TV-Out, and/or TV tuner capabilities.

    SPECIALIZED 3D GRAPHICS. The Company offers two main types of specialized 3D accelerators. The Company's Monster 3D line of graphics accelerators is aimed at the interactive entertainment 3D market and accelerates a large and growing number of 3D games on the PC. The Company's Fire GL series of graphic accelerators is aimed at the professional workstation 3D market for such applications as content creation, Open GL acceleration and CAD on the Intel Architecture/Windows NT platform.

    DVD/DIGITAL VIDEO. The Company shipped its initial DVD decoder and DVD upgrade kit (including DVD-ROM drive) during 1997. The Company has announced a second generation DVD kit, which is expected to ship in the first half of 1998 and includes 2D and 3D graphics acceleration, DVD decoding and a second generation DVD drive.

    3D AUDIO. The Company shipped its first internally developed audio product in 1997 and now offers a full range of PCI-based 3D audio products. Monster Sound products offer advanced audio acceleration under Windows 95(R) including the capabilities for interactive real-time positional 3D audio. Sonic Impact is an affordable PCI audio product that accelerates audio in Windows 95(R) and also supports DOS-legacy modes.

    PC COMMUNICATIONS. Under the Supra brand name, the Company markets a line of analog and digital fax/modems, telephony modems, PC Card modems and video phones for PCs. The Company also markets modems for Macintosh computers.

    MULTIMEDIA I/O. The Company shipped its first SCSI adaptor in early 1997 under the FirePort brand. The Company now has a line of SCSI products including 20MB/sec, 40MB/sec and dual channel host bus adapters, and plans an 80MB/sec HBA for production shipment later in 1998.

    See "Certain Factors That May Affect Future Performance - Short Product Life Cycles; Dependence on New Products," "-New Operating Systems," "-Market Anticipation of New Products, New Technologies or Lower Prices," "-Migration to Personal Computer Motherboards" and "-Rapid Technological Change".

SALES, DISTRIBUTION AND CUSTOMER SUPPORT

    The Company sells its products through independent domestic and international distributors and directly to larger computer retailers, mass merchants, system integrators, VAR and OEMs. In addition, the Company sells its products in the United States through mail-order catalog organizations and national reseller organizations. The Company is currently seeking to expand its penetration of the consumer electronics retail/mass merchant and NRO/VAR channels, including programs to address the large and growing channel assembly business, and to increase its sales to large PC systems manufacturers. See "Certain Factors That May Affect Future Performance -OEM Customer Risks," "-Product Returns; Price Protection" and "-Distribution Risks."

    The Company has built a customer service and technical support organization focused on providing value to the Company's customers beyond the purchase of the Company's products. In this regard, the Company provides customer service and technical support to customers via email and the Internet, as well as through facsimile and telephonic communication. In addition, the Company supports a online community through its presence on the World Wide Web, where technical support, frequently asked questions and a searchable knowledge base can be found. More than 80% of customer support contacts are currently handled by automated systems.

    The Company continues to undertake significant efforts to expand its sales channels through international penetration. The Company has expanded its sales and support organizations in Europe, Latin America and Asia-Pacific. The requirements of these regions are, however, substantially different from one another and the North American market. Any inability of the Company to successfully penetrate these new channels or to manage them on a profitable basis could have a material adverse effect on operating results. See "Certain Factors That May Affect Future Performance - Risks of International Sales".

    Products sold to OEM customers in bulk-packaged format typically consist of board-level hardware accompanied by software drivers, multimedia utility applications and a manual, all frequently implemented on a CD-ROM to reduce cost and package size. Products sold to computer retailers and mass merchants typically consist of the hardware, the software and the manuals that are incorporated into the OEM products plus, in many cases, additional bundled hardware and software components and installation aids, all in packaging appropriate for consumer sale. Distributors and NRO's purchase products both packaged for resale to retail outlets, typically for the installed-base upgrade market, and bulk packaged for resale to systems integrators and VARs for incorporation into original-sale PC systems.

RESEARCH AND DEVELOPMENT

    The Company believes that continued investment in research and development will be critical to the ability of the Company to continue to introduce, on a timely basis and at competitive prices, new and enhanced products incorporating the latest technology and addressing emerging market needs. The Company's research and development staff consisted of 196 employees at December 31, 1997. The Company's software engineers are engaged in ongoing development of software and firmware drivers to enhance the performance of graphics, video and audio accelerators, analog and digital modems, and SCSI host adapters, as well as upgrades to the Company's proprietary software utility applications. The Company's engineers are also engaged in the development of new products that will offer various combinations of 3D graphics, digital video, 3D sound, fax/modem, telephony, television and other emerging PC multimedia functions. [Research and development expenses were $24,886,000, $18,824,000, and $10,665,000 in the years ended December 31, 1997, 1996 and 1995, respectively]. See "Certain Factors That May Affect Future Performance - Short Product Life Cycles; Dependence on New Products," "-Market Anticipation of New Products, New Technologies or Lower Prices," "-New Operating Systems" and "-Rapid Technological Change".

    The Company also endeavors to work closely with third parties that are strategic to the Company's business. The Company works with suppliers of 3D graphics, digital video, audio, modem, SCSI, TV and other multimedia chipsets in an effort to select the appropriate advanced components for the Company's new PC multimedia products. The Company seeks to develop in a timely manner the software required to incorporate the chipsets into the Company's products, and the Company's products into the evolving architecture of the PC. The Company also works with leading personal computer hardware, operating system and software applications suppliers in order to remain abreast of emerging opportunities and new standards in the market. There can be no assurance that the Company's development efforts will be successful, or that the Company will be able to introduce competitive new products into the marketplace in a timely manner.

MANUFACTURING

    The Company uses an international network of independent printed circuit board assembly subcontractors to assemble and test the boards that are the principal hardware component of the Company's products. The Company generally procures components and assembles them into kits and provides these kits to its subcontractors for assembly and board-level testing. In the case of offshore assembly, the Company also subcontracts certain aspects of the procurement and materials management functions. The Company performs quality assurance on its products, but subcontracts certain aspects of its product testing. In 1997, the Company started to make increased use of full turnkey offshore subcontractors, and expects to expand the portion of its procurement, manufacturing and test that is conducted in this manner.

    The Company packages the assembled boards its receives from its subcontractors with software, manuals and additional hardware components, placing such materials in retail packaging for the retail/mass merchant channel and in bulk packaging for the OEM and system integrator channels. While the Company uses a number of electronics assembly subcontractors to minimize the risk of business interruption, there can be no assurance that a problem will not arise with one or more of these suppliers that could adversely affect operating results. See "Certain Factors That May Affect Future Performance - Component Shortages; Reliance on Sole or Limited Source Suppliers," and "-Rapid Technological Change".

PROPRIETARY RIGHTS

    While the Company had 4 issued U.S. Patents and 18 pending U.S. Patent Applications at December 31, 1997, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. See "Certain Factors That May Affect Future Performance - Proprietary Rights."

COMPETITION

    The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of PC add-in visual and audio subsystems, SCSI host adapters and PC communications products, and indirectly against OEMs and semiconductor suppliers to the extent they manufacture their own add-in subsystems or incorporate on their personal computer motherboards the functionality provided by the Company's products. In addition, the Company's markets are expected to become increasingly competitive as multimedia and connectivity functions continue to converge, the price of the average PC drops and companies that previously supplied products providing distinct functions (for example, companies in the graphics, video, sound, and modem markets) emerge as competitors across broader product categories. See "Certain Factors That May Affect Future Performance - Competition."

EMPLOYEES

    As of December 31, 1997, the Company had 864 full-time employees, 227 of whom were engaged in manufacturing (including test, quality assurance, procurement and materials functions), 196 in development engineering, 175 in marketing, field applications support and sales, 150 in technical support and customer service, and 116 in finance, IT and administration. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

    The following table sets forth the names, ages and office of all of the executive officers of the Company:

Name                      Age           Office Held
William J. Schroeder      53            President and Chief Executive Officer, Director
James M. Walker           49            Senior Vice President and Chief Financial
                                          Officer
Franz Fichtner            45            President, Diamond Europe
C. Scott Holt             56            Senior Vice President, Worldwide Sales
Hyung Hwe Huh             45            Senior Vice President and Chief Technical
                                          Officer
Wade Meyercord            57            Senior Vice President, Management Systems and
                                                    Continuous Improvement
Dennis D. Praske          50            Senior Vice President, Worldwide Operations


        There are no family relationships between any of the executive officers and directors.

    Mr. Schroeder has served as President and Chief Executive Officer of the Company and as a member of the Board of Directors since May 1994. Mr. Schroeder was employed by Conner Peripherals, Inc. ("Conner") from 1986 to 1994, initially as President and, from 1989, as Vice Chairman of the Board of Directors. He was also President of Conner's New Products Group from 1989 to 1990, President of Archive Corporation (a Conner subsidiary) from January 1993 to November 1993, and CEO of Arcada Software, Inc. (a Conner subsidiary) from November 1993 to May 1994. Mr. Schroeder is also a director of Xircom, Inc., ShareWave, Inc., and
CNF Transportation, Inc.

    Mr. Walker joined the Company in December 1996 as Senior Vice President and Chief Financial Officer. Mr. Walker was formerly employed by Global Village Communication as Vice President and Chief Financial Officer from 1993 to 1996. Previously, Mr. Walker served as Chief Operating Officer for Fujitsu Computer Products from 1990 to 1993 and as Vice President of Finance for its parent company, Fujitsu America, from 1987 to 1990. Mr. Walker is Chairman of the Board of Alara, Inc, a privately-held medical imaging technology firm.

    Mr. Fichtner joined the Company in October, 1997 as President, Diamond Europe. Mr. Fichtner was formerly employed by 3Com from 1990 to 1997, most recently as President Europe, Middle East and Africa from 1995 to 1997, as Managing Director 3Com Gmbh, Central Europe from 1991 to 1994, and as Technical Manager for the Central European Sales Region from 1990 to 1991.

    Mr. Holt joined the Company in January 1995 as Senior Vice President, Worldwide Sales. From 1986 to 1994, Mr. Holt was employed by Conner, most recently as Executive Vice President, Corporate Accounts and Americas Sales. Mr. Holt was the Executive Vice President of Sales and Marketing at Conner from 1986 until 1992.

    Mr. Huh joined the Company in 1983 as Engineering Manager and was promoted to Chief Engineer in 1985, to Vice President of Engineering in 1989, and to the position of Senior Vice President and Chief Technical Officer in 1994. Mr. Huh was a member of the Board of Directors of the Company from 1985 to January 1995.

    Mr. Meyercord joined the Company in November, 1997 as Senior Vice President, Management Systems and Continuous Improvement. Mr. Meyercord was formerly employed as President of the consulting firm, Meyercord and Associates, from 1987 to 1997. Mr. Meyercord is Chairman of the Board of California Micro Devices and a director of ADFlex Solutions.

    Mr. Praske joined the Company in October 1995 as Vice President of Worldwide Operations and was promoted to Senior Vice President in April 1997. Prior to joining the Company, Mr. Praske was the Vice President of Worldwide Materials for the Storage Division of International Business Machines (IBM). Previously, Mr. Praske served as Vice President of Commodity Management at Conner Peripherals, Inc. from 1988 to 1993.

ITEM 2. PROPERTIES

    The Company's headquarters facility in San Jose, CA consists of approximately 80,000 square feet and is leased by the Company for seven years commencing January 1995. Additionally, the Company has leased 20,000 and 83,000 square foot facilities in Milpitas, California, primarily for manufacturing. The 20,000 square foot facility lease expires in February 1998 and is currently subleased for the remaining term to an unrelated entity. The 83,000 square foot facility lease commenced in February 1996 and expires in January 2001. The Company's facilities in Vancouver, Washington and Albany, Oregon consist of three buildings comprising approximately 28,700, 21,000 and 35,800 square feet, respectively. The 28,700 square foot facility expires in November 2000 and the 21,000 square foot facility lease expires June 1999 and is currently subleased through the remaining term. The Albany property was purchased in 1991. The Company's facilities in Europe encompass a 26,000 square foot building in Winnersh, U.K. with a lease commencement date of May 1996. The lease is a fifteen year term with 3, 5 and 10 year cancellation options. Facilities in Germany consist primarily of two buildings in Starnberg comprising 22,000 and 14,000 square feet, respectively, and are leased through 2001. The Company also leases sales or technical support offices in the metropolitan areas of Tokyo, Japan; Paris, France; Seoul, South Korea, Sydney, Australia; Hong Kong and Singapore. The Company also leases sales or software development offices in Atlanta, Georgia; Dallas, Houston and Austin Texas; Chicago, Illinois; Huntsville, Alabama; Miami and Coral Springs, Florida; San Francisco, CA and Iselin, New Jersey. The Company believes that its existing facilities are adequate to meet its facilities requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

    The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July, 1996 and June, 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities law and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. No trial date has been set for any of these actions. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended
                                   Fiscal Year 1996                            Fiscal Year 1997
                     ------------------------------------------     --------------------------------------------
                     March 31   June 30    Sept. 30     Dec. 31     March 31    June 30    Sept. 30     Dec. 31
----------------------------------------------------------------------------------------------------------------
Closing Price:
High                 $35-1/2    $21-7/8    $12-7/8     $15-11/16   $17        $9-1/8      $11-3/4      $13-13/16
Low                  $16        $9         $7          $11-1/4     $9-3/4     $6-5/8      $6-15/16     $8-13/16


      The Company's common stock trades on the Nasdaq Stock Market under the symbol "DIMD". The price range per share, reflected in the above table is the highest and lowest closing prices for the Company's stock as reported by the Nasdaq, during each quarter. The Company's present policy is to retain its earnings to finance future growth. The Company has never declared or paid cash dividends and has no present intention to declare or pay cash dividends. At December 31, 1997 there were approximately 634 stockholders of record including nominees and brokers holding street accounts.

ITEM 6. SELECTED FINANCIAL DATA

                                                                               YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------
                                                           1997            1996           1995          1994          1993
                                                           --------       ---------     --------      --------     --------
                                                                        (in thousands, except per share data)
       Net sales                                           $443,281       $598,050      $467,635      $203,297     $130,271
       Gross Profit                                          55,795        112,766       108,350        57,983       37,035
       Write-off of in-process technology                        --             --        76,710            --           --
       Income (loss) from operations                        (67,719)        22,708       (19,273)       33,137       20,544
       Net income (loss)                                    (45,605)        16,337       (41,347)       20,116       12,416
       Net income (loss) per share:
             Basic                                            (1.33)          0.48         (1.55)         1.62         1.00
             Diluted                                          (1.33)          0.46         (1.55)         1.12         0.79
       Total assets                                         337,554        332,438       351,729       120,854       41,992
       Current portion of long-term debt                     36,455         18,068        18,077        82,664           --
       Long-term debt, net of current portion                 1,873          2,730        11,705        34,167           --
       Mandatorily redeemable preferred stock                    --             --            --        29,174           --
       Total shareholders' equity (deficit)                 180,521        224,295       208,610      (55,949)       20,967


     SELECTED QUARTERLY FINANCIAL DATA
                                                             First              Second              Third           Fourth
     YEAR ENDED DECEMBER 31, 1997                           Quarter             Quarter            Quarter          Quarter
                                                           ---------           ---------          ---------        ---------
                                                                  (Unaudited & in thousands except per share data)

     Net sales                                             $112,402             $52,982            $92,028         $185,869
     Gross profit                                            19,585             (23,118)            18,178           41,150
     Income (loss)  from operations                          (9,934)            (63,500)            (4,367)          10,082
     Net income (loss)                                       (5,951)            (44,109)            (2,553)           7,008
     Net income (loss) per share:
           Basic                                             $(0.17)             $(1.29)            $(0.07)           $0.20
           Diluted                                           $(0.17)             $(1.29)            $(0.07)           $0.20

                                                           ---------           ---------          ---------        ---------
                                                             First              Second             Third            Fourth
     YEAR ENDED DECEMBER 31, 1996                           Quarter             Quarter           Quarter           Quarter
                                                           ---------           ---------          ---------        ---------
                                                                  (Unaudited & in thousands except per share data)

     Net sales                                             $187,605            $120,219           $123,729         $166,497
     Gross profit                                            40,062              11,167             25,023           36,514
     Income (loss)  from operations                          18,069              (8,502)             2,709           10,432
     Net income (loss)                                       11,194              (4,790)             2,100            7,833
     Net income (loss) per share:
           Basic                                              $0.32              $(0.14)             $0.06            $0.23
           Diluted                                            $0.32              $(0.14)             $0.06            $0.22


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

OVERVIEW

    Diamond Multimedia Systems, Inc. ("Diamond" or the "Company") designs, develops, manufactures and markets multimedia and connectivity products for IBM-compatible personal computers ("PCs"). The Company is a leading supplier of graphics and multimedia accelerator subsystems for PCs, and is expanding its position in the interactive multimedia market by providing advanced solutions for home, business and professional desktop computer users, enabling them to create, access and experience compelling new media content from their desktops and through the Internet. Diamond accelerates multimedia from the Internet to the hard drive with products that include the Stealth series of media accelerators, the Monster series of entertainment 3D and audio accelerators, the Fire series of professional 3D graphics and SCSI accelerators, and the Supra(R) series of modems and ISDN adapters. Headquartered in San Jose, CA, Diamond has sales, marketing and technical facilities in several locations including Vancouver (Wash.), Singapore, Sydney, Hong Kong, Seoul, Tokyo, Starnberg (Germany), Saarbrecken (Germany), Paris, and Winnersh (U.K.). Diamond's products are sold through regional, national and international distributors as well as directly to major computer retailers, VARs and OEMs worldwide. In September 1995, the Company acquired Supra Corporation ("Supra"), which designs, develops, manufactures and markets internal and external fax/modem products. In November 1995, the Company acquired SPEA Software AG ("Spea"), a German corporation, that designs, develops and markets professional 3D graphics and CAD accelerators for PCs. In November 1997, the Company acquired Binar Graphics, Inc., ("Binar") an engineering services firm specializing in graphics acceleration. All three acquisitions were accounted for as purchase business combinations.

NET SALES

   Net sales were $443.3 million, $598.1 million, and $467.6 million in 1997, 1996 and 1995, respectively. Net sales decreased in 1997 by $154.8 million, a 26% decrease, compared to 1996 primarily due to significant price erosion and lower unit demand in the Company's base business of multimedia accelerator systems and modems, particularly during the first and second quarters of 1997 in which large price protection charges were triggered. The demand for the Company's products increased in the latter half of the year as new products such as the Monster 3D and Viper series of graphics accelerator cards were introduced and began shipping in volume. Also during the fourth quarter of 1997, there was strong demand for the Fire GL 1000 and 4000 series of professional 3D graphics accelerator cards, as well as the 56K modems. Net sales for 1996 increased by $130.5 million, a 28% increase, compared to 1995 primarily due to the inclusion of revenues for a full year in 1996 of Supra and Spea and, to a lesser extent, due to continued growth in revenues from the Stealth series of graphics accelerator cards. This increase in sales was partially offset by a decrease in sales in 1996 of multimedia upgrade kits.

    International sales, primarily to Europe and Asia, accounted for 39%, 38% and 35% of net sales in 1997, 1996 and 1995, respectively. During 1997, as a percentage of net sales, international sales to Europe increased significantly, slightly more than offsetting the decrease in the percentage of net sales relating to Asia and South America. During the 1995 to 1997 period, the Company acquired Spea, increased its sales to international OEMs and opened offices in several countries including the United Kingdom, France, Singapore, Hong Kong, South Korea and Australia. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks generally associated with international sales, including the effect of currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export restrictions, and the logistical difficulties of managing international operations.

GROSS PROFIT

    Gross margin (gross profit as a percentage of sales) was 12.6%, 18.9% and 23.2% in 1997, 1996, and 1995, respectively. Gross margin declined to 12.6% of net sales in 1997 from 18.9% of net sales in 1996 particularly due to absorbing in the second quarter of 1997 large price protection credits granted to customers as a result of sales price decreases, inventory write-down charges to record inventory at lower-of-cost or market value, sales rebate deductions, and competitive pricing pressures across most product lines. Further, gross margin was adversely impacted by significantly lower sales volume levels over which indirect manufacturing costs could be absorbed. Gross margin declined to 18.9% of net sales in 1996 from 23.2% of net sales in 1995 due to lower unit prices across most product lines and due to a charge in the second quarter of 1996 of approximately $10 million, reflecting increased inventory reserves and customer price protection claims related to the Diamond Edge 3D(R) product.

RESEARCH AND DEVELOPMENT

    Research and development expenses, primarily consisting of personnel expenses, were $24.9 million, $18.8 million and $10.7 million in 1997, 1996 and 1995, respectively, constituting 5.6%, 3.1% and 2.3% of net sales, respectively. The increase in research and development expenses for 1997 compared to 1996 was due primarily to an increase in headcount (from 150 at December 31, 1996 to 196 at December 31, 1997), and increases in material costs and outside service costs associated with new product development. The increase in research and development expenses for 1996 compared to 1995 was due primarily to the acquisitions of Supra and Spea (which were included in operating results for only a portion of 1995 and all of 1996), higher personnel-related expenses as headcount increased from 127 to 150 at December 31, 1995 and 1996, respectively, and to a lesser extent, the material and outside service costs associated with new product development. For 1997, the increase in expense as a percentage of net sales was primarily due to a significant decline in net sales during 1997. For 1996, and to a lesser degree in 1997, the increase in expense as a percentage of net sales primarily reflected an increase in the Company's engineering staff and occupancy costs related to its efforts to support the introduction of new product lines, including those that will offer various combinations of graphics, digital video, 3D animation, 3D CAD, sound, ISDN adapter, analog modem, telephony, television, MPEG-2 and other functions increasingly being implemented on personal computers. The Company anticipates that its research and development expenses will continue to increase in absolute dollars and may increase as a percentage of sales. The Company has not capitalized any software development costs to date.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $85.7 million, $66.2 million and $39.3 million in 1997, 1996 and 1995, respectively, and constituted 19.3%, 11.1% and 8.4% of net sales, respectively. The increase in expenses in 1997 compared to 1996 relate to higher sales and marketing promotional programs, higher depreciation expense and increased personnel-related expenses associated with increased sales and marketing efforts. The increase in expenses in 1996 compared to 1995 reflected higher level of sales, marketing, technical support and administrative staffing to support overall increases in sales volume and was also due to higher costs related to sales incentive and promotion programs, including channel sales incentive programs that were implemented both in the third and fourth quarters of 1996, as well as higher outside professional fees related, in part, to certain ongoing litigation and tax consulting services. Further, the increases in expenses in 1996 was also attributable to the acquisitions of Supra and Spea (which operations were included in operating results only from the date of acquisition at September 20, 1995 and November 15, 1995, respectively).

    Selling, general and administrative costs increased significantly as a percentage of net sales in 1997 due to higher selling and marketing costs and also due to the large decline in net sales that occurred in 1997. Selling, general and administrative costs also increased as a percentage of net sales in 1996 over 1995 due to increased sales incentive program and marketing costs in 1996 and to outside professional services costs.

    The Company anticipates that its selling, general and administrative expenses will continue to increase in absolute dollars as the Company continues to expand its efforts at penetrating certain sales channels and regions, and continues to strengthen management information and telecommunications systems to support its existing and acquired businesses and the anticipated growth in the scope of its operations.

WRITE-OFFS OF IN-PROCESS TECHNOLOGY AND AMORTIZATION OF INTANGIBLE ASSETS

    The Company incurred two non-cash, non-tax deductible charges to operations of $38.7 million and $38.0 million for the write-off of in-process technology related to the acquisition of Supra in the third quarter of 1995 and Spea in the fourth quarter of 1995, respectively, because the technological feasibility of the in-process technology acquired had not been established and there was no alternative future use. Further, the Company wrote-off $9.9 million of intangible assets in the second quarter of 1997 to reflect a decrease in the carrying value of goodwill and existing technology associated with the acquisitions of Supra and Spea. The anticipated cash flows related to those products indicated that the recoverability of those assets were not reasonably assured. The Company also incurred amortization expense of $3.0 million and $5.0 million in 1997 and 1996, respectively, related to amortization of purchased technology and goodwill from the Supra and Spea acquisitions. As a result of the Company's acquisitions, the Company will incur aggregate amortization expense of approximately $1.0 million annually for 1998 and the following three years, $0.9 million in 2002 and a remaining $0.5 million in 2003.

NET INTEREST INCOME (EXPENSE)

      Net interest income was $1.7 million and $2.0 million for 1997 and 1996, respectively, and resulted from cash available for investment, partially offset by interest expense on debt borrowings. Net interest income declined during 1997 compared to 1996 due to overall lower cash balances and overall higher outstanding borrowings during 1997. For 1995 there was net interest expense of $1.3 million due primarily to interest on the debt incurred in connection with the reorganization of the Company on January 3, 1995. (See Reorganization in Note 1 of Notes to Consolidated Financial Statements).

OTHER INCOME

    The Company recorded other income of $0.9 million in 1997 due primarily from a gain on final settlement of a lawsuit. The Company recorded other income in 1996 of $1.2 million primarily related to Value Added Tax (VAT) refunds and foreign currency translation gains. The Other Income of $1.4 million recorded in 1995 related to a gain pertaining to a lawsuit and foreign currency translation gains.

PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's effective tax rate was 35.4% in 1997 excluding the impact of the write-off of $9.9 million of intangibles during 1997 which were not deductible for income tax purposes. For 1996, the effective tax rate was 37.0%. For 1995, the tax rate was 38.5% excluding the write-off of $76.7 million of in-process technology related to the acquisitions of Supra and Spea for which the write-offs were not deductible for income tax purposes. For 1995 through 1997, differences from the statutory rates consisted principally of the effect of state income taxes, federal tax-exempt interest income and the research and development tax credit.


LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company used $42.2 million in cash from operating activities primarily due to a net loss of $45.6 million, an increase in trade accounts receivables of $14.5 million, an increase in income taxes receivable of $24.9 million, and an increase in inventories of $26.5 million, partially offset by an increase in trade accounts payable and other liabilities of $32.2 million, a decrease in deferred income taxes of $6.4 million, as well as the non-cash effects of the provision of excess and obsolete inventories of $11.6 million, the write-off of in-process technology and intangibles of $9.9 million, and depreciation and amortization expenses of $8.2 million. Net cash used in investing activities was $11.4 million and consisted primarily of purchases of property and equipment and purchases of short-term investments. Net cash provided by financing activities was $19.4 million and was comprised primarily of proceeds from term loans and revolving credit facilities of $153.4 million, partially offset by payments and maturities of term loans and revolving credit facilities of $135 million

        At December 31, 1997, the Company had $85.9 million of cash and cash equivalents. In addition, as of such date, the Company had two domestic bank credit facilities: a $30 million line of credit permitting borrowings at the bank's reference rate or a formula Libor based rate (7.52% at December 31, 1997) and a $15 million line of credit permitting borrowings at the bank reference rate or a formula Libor based rate (6.75% at December 31, 1997). Borrowings under these lines at December 31, 1997 were $15 million and $7 million, respectively. Further, the agreements for these lines of credit expire in May 1998 and February 1999, respectively. The covenants covering these debt agreements pertain to quarterly profitability, minimum levels of net tangible worth and minimum levels of liquidity. At December 31, 1997, the Company was in violation with the ratio relating to a minimum level of liquidity; however, the Company has obtained the necessary waivers.

    Additionally, the Company has credit facilities under foreign lines of credit. At December 31, 1997, the Company's Japanese subsidiary had a Japanese line of credit entitling it to borrow up to approximately $5.2 million. The line of credit is collaterized by a stand-by letter of credit from the Company and accrues interest at the bank's variable rate (1.625% at December 31, 1997). Borrowings were $4.5 million under this facility at December 31, 1997. At December 31, 1997, the Company's Spea subsidiary had a 5 million DeustcheMark line of credit (approximately $2.8 million at December 31, 1997) with a German bank bearing interest at 7.0% at December 31, 1997. Additionally, the Company had a foreign line of credit of 10 million DeustcheMarks (approximately $5.5 million at December 31, 1997) bearing interest at December 31, 1997 at 7.0% for borrowings of DeustcheMarks, or 9.25% for borrowings of other currencies, such as the U.S. dollar. Both these lines were fully utilized at December 31, 1997. These agreements expire in March 1998. The most restrictive covenant under these two lines of credit require a minimum annual earnings per share of twenty (20) cents. At December 31, 1997, the Company was in violation of this covenant.

    The Company expects to spend approximately $12 million for capital equipment in 1998, principally relating to computer and office equipment, and including, in particular, an enhanced enterprise-wide business management, resource planning and decision support application.

    The Company believes that its cash balances and available credit under existing bank lines will be sufficient to meet anticipated operating and investing requirements for the short term. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

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

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

   The Company's operating results have fluctuated significantly in the past on a quarterly and an annual basis and is likely to continue to fluctuate significantly in the future depending on a number of factors. The accompanying sections explain in greater detail certain important factors that the Company has identified which may affect the future performance of the Company.

   The Company develops products in the highly competitive multimedia graphics, video, sound, modem and SCSI adapter markets. These products are very susceptible to product obsolescence and typically exhibit a high degree of volatility of shipment volumes over their relatively short product life cycles. The timing of introductions of new products in one calendar quarter as opposed to an adjacent quarter can materially affect the relative sales volumes in those quarters. In addition, product releases by competitors and accompanying pricing actions can materially and adversely affect the Company's revenues and gross margins.

   Similarly, the Company sells its products to retail customers (mass merchandisers and large chains who sell products primarily off-the-shelf directly to end users) retail distribution customers (distributors which resell to smaller retail chains and large individual end users) and OEM customers (customers which use the Company's products in conjunction with other products to produce complete computer systems for sales through both direct and indirect distribution channels to end users). Reliance on these customers for almost all of the Company's sales means that the Company typically has little or no direct visibility into end user customer demand. OEM customers tend to provide the Company with forecasts for product requirements but actual order lead times remain less than 90 days. Retail and retail distribution customers typically do not forecast product requirements and order lead times are typically very short, as these customers tend to reorder for stock in quantities that approximate recent sales volumes. Accordingly, this means that future operating results are dependent on continued sales to customers where the vast majority of the normal volume of orders are placed with the Company within the same calendar quarter as the requested date of shipment by the customer.

   Because the lead times of firm orders are typically short, the Company does not have the ability to predict with any certainty the future operating results of the Company. Therefore, sudden changes that are out of the control of the Company such as general economic conditions, the actions or inaction of competitors, customers, third party vendors of operating system software, central processing unit hardware, and independent software application vendors can have and have had material adverse effects on the Company's performance.

   Other factors which may have a material adverse effect on the Company's future performance, include the management of growth of the Company, latent defects that can exist in the Company's products, competition for the available supply of components, dependence on subcontract manufacturers, dependence on and development of adequate information technology systems, intellectual property rights and dependence on key personnel.

   Each of these factors is discussed more thoroughly in the accompanying sections and all of these sections should be read carefully together to evaluate the risks associated with the Company's Common Stock. Due to these factors, it is likely that the operating results of the Company in some future quarter or quarters will fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company's Common Stock could be materially and adversely affected.

REVENUE VOLATILITY AND DEPENDENCE ON ORDERS RECEIVED AND SHIPPED IN A QUARTER

    The volume and timing of orders received during a quarter are difficult to forecast. Retail and retail distribution customers generally order without forecasts on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. Moreover, the Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry supply and demand conditions as well as the Company's emphasis on minimizing inventory levels, has resulted in customers placing orders with relatively short delivery schedules and increased demand on the Company to carry inventory for its customer base. This has the effect of increasing such short lead time orders as a portion of the Company's business and reducing the Company's ability to accurately forecast net sales. Because retail and retail distribution customers' orders are more difficult to predict, there can be no assurance that the combination of these orders, OEM's orders, and backlog in any quarter will be sufficient to achieve either sequential or year-over-year growth in net sales during that quarter. If the Company does not achieve a sufficient level of retail and retail distribution orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected.

    Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. The second and third quarters of 1997 comprised such a period due to the transition from older slower speed modems and 2D graphics products to new higher speed modems and 3D graphics products. Also, as is common in the personal computer industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter. In addition, from time to time, a significant portion of the Company's net sales may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

    Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in net sales in a given quarter may materially impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory levels during the quarter to match the level of net sales for the quarter. Excess inventory could also result in cash flow difficulties as well as added costs of goods sold and expenses associated with inventory write-offs or sell-offs. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its component purchases and inventory levels, thereby experiencing periodic shortages of inventory and delivery delays, and negatively impacting its net sales, market share and customer satisfaction levels in the current quarter or in future quarters. There can be no assurances that such an occurence will not adversely impact the Company operating results.

DECLINING SELLING PRICES AND OTHER FACTORS AFFECTING GROSS MARGINS

    The Company's markets are characterized by intense ongoing competition and coupled with a past history and a current trend of declining average selling prices. A decline in selling prices may cause the net sales in a quarter to be lower than the revenue of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is likely that the Company's average selling prices will decline, and that the Company's net sales and margins may decline in the future, from the levels experienced to date. The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products, including its modems, 3D graphics accelerators, SCSI I/O host bus adapters, 3D audio accelerators and DVD/MPEG-2 video products, some of which have been impacted from time-to-time by a scarcity in the supply of associated chipsets and other components. Moreover, the recent agreement by Symbios Logic, the sole supplier of the Company's SCSI controllers under which Symbios Logic is to be acquired by Adaptec, the Company's chief competitor in the SCSI host adapter card market may, if such a merger is consummated result in the unavailability of SCSI controllers for the Company's SCSI products, or the unavailability of such controllers or software support under economically reasonable prices, terms, conditions or timing.

     In addition, the Company's net sales, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAM, VRAM, SGRAM or RDRAM memory, DVD drives, multimedia controller chips or bundled software, decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer. For example, operating results were negatively impacted in the second and third quarters of 1996 by declining market prices for the Company's products, caused in part by a sharp reduction in the market price for DRAMs. Conversely, an increase in the price of semiconductor components may adversely impact the Company's gross margin due to higher unit costs, and a decrease in the supply of semiconductor components may adversely impact the Company's net sales due to lower unit shipments.

SEASONALITY

    The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth quarter of each year. This seasonality may become more pronounced and material in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel, that PCs become more consumer-oriented or entertainment-driven products, or that the Company's net sales becomes increasingly based on entertainment-centric products. Also, to the extent the Company is successful in expanding its European operations, it may experience relatively weak demand in third calendar quarters due to historically weak summer sales in Europe.

MANAGEMENT OF GROWTH

    In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. In addition, through its acquisitions of Supra in September 1995 and Spea in November 1995, the Company increased the scope of its product lines and multinational operations. This expansion in scope has resulted in a need for significant investment in infrastructure, processes and information systems, as well as the integration of the operations of Supra and Spea into the Company's infrastructure. This requirement includes, without limitation: Securing adequate financial resources to successfully integrate and manage the acquired businesses; retention of key employees; integration of management information, product data management, control and telecommunications systems; consolidation of geographically dispersed manufacturing and distribution facilities; consolidation and coordination of suppliers; rationalization of distribution channels; establishment and documentation of business processes; and integration of various functions and groups of employees. Each of these requirements poses significant, material challenges. For example, the Company established a restructuring reserve in the second quarter of 1997 to account for the expected expenses of, among other actions, integrating customer service and distribution from Supra into Diamond, transitioning manufacturing from Supra's facility in Oregon to a subcontractor facility in Mexico, and integrating technical support from Diamond's San Jose, CA facility to Supra's technical support organization in Oregon. Moreover, Spea historically has not been profitable and the Company's management took significant steps to reduce expenses at Spea and integrate its operations with those of the Company. Accordingly, the Company reorganized Spea to function principally as follows: a product localization and marketing operation for Europe; a sales, technical support and customer service operation for Central Europe; and a product development and launch facility for professional 3D graphics, including CAD and digital animation, for the Company's worldwide markets. The Company discontinued manufacturing, test, packaging and logistics operations at Spea effective October 1, 1996. Prior to its acquisition by the Company, Spea made certain investments including entering into the shared ownership (at 49.5%) with Philips Semiconductor (at 50.5%) of a 3D graphics semiconductor design subsidiary, SP3D. The Company's 49.5% ownership of SP3D is carried on the Company's balance sheet at approximately $3.4 million. Philips Semiconductor has full day-to-day operating management control of SP3D and holds the majority of seats on the SP3D board. There can be no assurance that the Company will be able to achieve a reasonable return on this asset, or that the asset will not need to be written down, in whole or in part, during subsequent accounting periods.

    The Company's future operating results will depend in large measure on its success in implementing operating, manufacturing and financial procedures and controls, improving communication and coordination among the different operating functions, integrating certain functions such as sales, procurement and operations, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in all areas. Moreover, the Company has selected and is implementing a new enterprise resource planning (ERP) system to be fully operational in late 1998 in order to properly manage the increasing complexity of its international multi-product business and avert potential Year 2000 issues with its current management information system. There can be no assurance that the Company will be able to manage these activities and implement these additional systems, procedures and controls successfully, and any failure to do so could have a material adverse effect upon the Company's short-term and long-term operating results.

SHORT PRODUCT LIFE CYCLES; DEPENDENCE ON NEW PRODUCTS

    The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. The Company must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer needs and meet customer requirements. To do this, the Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its new products, as well as the timing of when to introduce such new products, all of which may impair the orders for or the prices of the Company's existing products. The success of new product introductions depends on various factors, some of which are outside the Company's direct control. Such factors may include: selection of new products; selection of controller or memory chip architectures; timely completion and introduction of new product designs; trade-offs between the time of first customer shipment and the optimization of software for speed, stability and compatibility; development of supporting content by independent software application vendors; development and production of collateral product literature; prompt delivery to OEM accounts of prototypes; support of OEM prototypes; ability to rapidly ramp manufacturing volumes; and coordination of advertising, press relations, channel promotion and VAR evaluation programs.

     In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and is expected to continue through 1998, controller and memory chip selection and the timely introduction of new products have been and will be critical factors. In addition, in the current transition from the widely accepted V.34 modem protocol (33.6Kbps) through the new higher speed proprietary K56flex and x2 protocols (56Kbps) to the new international standard V.90 protocol (56Kbps), the chip selection to implement and deploy such a standard and the industry alliances to convert such support into revenue and market share have been and will be critical factors. There can be no assurance that the Company will select the proper chips to implement and support its efforts in the various markets or that the Company will execute its strategy in a timely manner during this transition period.

    Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space and OEM design wins in future periods. Moreover, because of the short product life cycles coupled with the long lead times for procuring many of the components used in the Company's products, the Company may not be able, in a timely manner, or at all, to reduce its component procurement commitments, software license commitments, production rates or inventory levels in response to unexpected delays in product launch, shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if such demand increases are in a new product or new technology area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product or component unavailability.

NEW OPERATING SYSTEMS

    The PC industry has been characterized by significant operating system changes, such as the introduction of Windows 95 in 1995 and Windows NT 4.0 in 1996, and the introduction of significant new operating system components, such as Microsoft's Direct X and ActiveX for Windows 95. While new operating systems can provide new market opportunities, such as the growing market for graphical user interface (GUI) accelerators that occurred with the introduction of Windows
3.0 and the growth in the PC games market with the introduction of Windows 95, new operating systems and operating system components also place a significant research and development burden on the Company. New drivers, applications and user interfaces must be developed for new operating systems and operating system components in order to maintain net sales levels and customer satisfaction. Perhaps more significantly, such drivers, applications and interfaces customarily are ported to the recently shipped portion of the Company's installed base. This effort involves a substantial software engineering, compatibility testing and customer technical support investment with only limited near-term incremental revenue return since these driver updates are usually provided via electronic distribution at no cost to the Company's installed customer base. In addition, the installation of this software may result in technical support calls, thereby generating expenses that do not have offsetting revenue. Moreover, during the introductory period of a major new operating system release such as Windows 95, such installed base support may reduce the research and development and customer technical support resources available for launching new products. For example, after substantial investment in porting the Company's software, graphics accelerator and modem products to Windows 95, the Company was at year-end 1996 still developing for final release improved, accelerated Windows 95 drivers for the Viper Pro Video series of accelerator add-in cards. While this product line did not at that time represent a revenue opportunity for the Company, the Company nevertheless believed that it was important to make the significant software development investment represented by this effort in order to maintain relations with its installed customer base and its reputation for reliable on-going product support. Furthermore, new operating systems for which the Company prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may never be achieved.

DEPENDENCE ON THIRD PARTY SOFTWARE DEVELOPERS

     The Company's business strategy includes developing relationships with major independent software application vendors that serve the 3D graphics and 3D audio markets, including the 3D computer games market and the professional 3D graphics market. The Company believes that the availability of a sufficient number of high quality, commercially successful entertainment 3D software titles will be a significant factor in the sale of multimedia hardware to the PC-based interactive 3D entertainment market. The Company also believes that compelling professional 3D graphics applications developed for PCs or ported from traditional workstations, such as those supplied by Silicon Graphics and Sun Microsystems, to PCs based on advanced Intel microprocessors and the Microsoft NT operating system will be significant factors in the sale of 3D graphics hardware to the PC-based NT workstation market. The Company depends on independent software application developers and publishers to create, produce and market software entertainment titles and professional graphics applications that will operate with the Company's 3D products, such as Monster, Stealth, Viper and Fire GL. Only a limited number of software developers are capable of creating high quality professional 3D and entertainment 3D software. Competition for these resources is intense and is expected to increase. There can be no assurance that the Company will be able to attract the number and quality of software developers and publishers necessary to develop a sufficient number of high quality, commercially successful software titles and applications that are compatible with the Company's 3D products.

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

SEMICONDUCTOR OR SOFTWARE DEFECTS

     Product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after certain of the Company's products have been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in such products' components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers or product recalls could materially adversely affect the Company's business, financial condition and results of operations. Further, the Company continues to upgrade the firmware, software drivers and software utilities that are incorporated into or included with its hardware products. The Company's software products, and its hardware products incorporating such software, are extremely complex due to a number of factors including the products' advanced functionality, the diverse operating environments in which the products may be deployed, the need for interoperability, and the multiple versions of such products that must be supported for diverse operating platforms, languages and standards. These products may contain undetected errors or failures when first introduced or as new versions are released. The Company generally provides a five-year warranty for its products and, in general, the Company's return policies permit return within thirty days after receipt of products that do not meet product specifications. There can be no assurance that, despite testing by the Company, by its suppliers and by current or potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or product acceptance or in warranty returns. Such loss or delay would likely have a material adverse effect on the Company's business, financial condition and results of operations.

     Additionally, new versions or upgrades to operating systems or independent software vendor titles or applications may require upgrades to the Company's software products to maintain compatibility with these new versions or upgrades. There can be no assurance that the Company will be successful in developing new versions or enhancements to its software or that the Company will not experience delays in the upgrade of its software products. In the event that the Company experiences delays or is unable to maintain compatibility with operating systems and independent software vendor titles or applications, the Company's business, financial condition and results of operations could be materially adversely affected.

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

    Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally declining prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-release publicity surrounding the release of Windows 95 may have contributed to a slowing of the consumer PC market in the summer of 1995. Moreover, a similar reaction has likely occurred in the modem market as a result of the announcements of modems based on 56 Kbps technology which became available in 1997, or in the overall PC market in anticipation of Intel Corporation's transition to MMX-based microprocessors during 1997. Additionally, the substantial publicity by Intel Corporation for its MMX technology may have confused and slowed the market for add-in multimedia accelerators, such as those sold by the Company, during the first half of 1997. If so, these effects may continue into future periods for these or similar events. Other anticipated new product releases that may influence future market growth or the timing of such growth include Microsoft's release of its "Memphis" upgrade to Windows 95, currently anticipated to be generally available to the public in the second quarter of 1998 as Windows 98, Intel's release of its Pentium II CPU and the associated chipsets supporting the AGP and 2x AGP architectures, and Intel's release of its "Merced" workstation CPU slated for first customer shipment in 1999.

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

    If the Company were to announce a product that the market viewed as having more desirable features or pricing than the Company's existing products, demand for the Company's existing products could be curtailed, even though the new product is not yet available. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they might postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, even though potentially positive in the longer term, can negatively impact the Company's operating results in the short term.

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

   The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly chipsets that provide graphics, digital video, DVD, television (TV), sound or other multimedia functions, random access memory (including VRAM, DRAM, RDRAM and SGRAM) chips, and speakerphone modem and fax/modem chipsets. Although the price and availability of many semiconductor components improved during 1996 and 1997, these components are periodically in short supply and on allocation by semiconductor manufacturers. For example, it is expected that the Company may experience substantial constraints in the supply of high-performance SGRAMs and high-performance 3D graphics chips for the foreseeable future. There can be no assurances that the Company can obtain adequate supplies of such components, or that such shortages or the costs of these components will not adversely affect future operating results. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia and communications ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical or competitive cost levels. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin and profitability. In addition, such inventory sell-offs by the Company or its competitors could trigger channel price protection charges, further reducing the Company's gross margins and profitability.

    As noted above, supply and demand conditions for semiconductor components are unpredictable and may change from time to time. During periods of oversupply, prices are likely to fall and certain vendors of such semiconductor chips may liquidate their inventories in a rapid manner. If such semiconductor vendors are suppliers to the Company's competitors, then such actions could enable competitors of the Company to enjoy a cost advantage vis-a-vis the Company, and any resultant price reduction for such competitors' products could force the Company to reduce its prices, thereby depressing the Company's net sales and gross margins in one or more operating periods.

    During periods of component oversupply and associated price deflation, customers of the Company, particularly those comprising channels that do not receive price protection from the Company, may seek to draw down the inventory that they hold since such inventory likely would bear a price deflation risk. As a consequence, the Company may see its orders, unit shipments and average selling prices depressed from time to time during such price-deflation and inventory-reduction periods, which could adversely affect net sales and gross margin in the related operating period or periods.

    When the PC or PC peripherals markets emerge from a period of oversupply, such as that experienced in the second quarter of 1997, certain manufacturers, distributors and resellers may be unprepared for a possible rapid increase in market demand. Accordingly, the Company may not have sufficient inventory, scheduled component purchase orders or available manufacturing capacity to meet any rapid increase in market demand, thereby missing orders and revenue opportunities, causing customer dissatisfaction and losing market share. The Company experienced such a situation in the last half of 1997, and is experiencing a continuation of that situation in the first quarter of 1998 as the Company continues to experience a shortage of various components restricting the Company's ability to manufacture quantities of certain products in sufficient quantities or in a linear fashion during the quarter to meet market demand. In addition, the Company believes that in the near term the Company will be subjected to restricted supply and increasing prices on certain semiconductor components including graphics controllers and memories. The inability of the Company to obtain product components at their historical cost levels resulting in the Company being forced to pay higher prices to achieve timely delivery would directly affect the cost of the Company's products and could materially and adversely affect the Company's gross margin. There can be no assurance that the Company will be able to obtain adequate supplies of components or that such shortages or the costs of these components will not adversely impact the Company's future operating results.

DEPENDENCE ON SUBCONTRACTORS

    The Company relies on independent surface mount technology ("SMT") and printed circuit board ("PCB") subcontractors to manufacture, assemble or test the Company's products. The Company typically procures its components, assembly and test services and assembled products through purchase orders and does not have specific volume purchase agreements with each of its subcontractors. Most of the Company's subcontractors could cease supplying the services, products or components at any time with limited or no penalty. In the event that it becomes necessary for the Company to replace a key subcontractor, the Company could incur significant manufacturing set-up costs and delays. There can be no assurance that the Company would be able to find suitable replacement subcontractors. The Company's emphasis on maintaining low inventory may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. The Company's ability to respond to greater than anticipated market demand may be constrained by the availability of SMT or PCB subcontracting services. Further, various of the Company's subcontractors are located in international locations that, while offering low labor costs, may present heightened process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply risks.

DEPENDENCE ON GRAPHICS AND MULTIMEDIA ACCELERATOR MARKET

    Sales of graphics and multimedia accelerator subsystems accounted for approximately 75% of the Company's net sales in 1997, and greater than 75% in the prior year. Although the Company has introduced DVD and audio subsystems, ISDN adapters and SCSI host bus adapters, and has entered the modem market through the acquisition of Supra Corporation, graphics accelerator subsystems are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

MIGRATION TO PERSONAL COMPUTER MOTHERBOARDS

    The Company's graphics and multimedia accelerator subsystems are individual products that function within personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing such functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. The Company expects that such migration will not occur in a substantial way with 3D graphics or Intel's accelerated graphics port (AGP) in the near term, although the Company recognizes that such migration could occur with respect to the functionality provided by some of the Company's current products. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems configuration, such as 3D graphics, 3D audio, MPEG-2 digital video, high-speed I/O and modems, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into CPU microprocessors, such as under Intel's MMX or AGP technologies, will not adversely affect the future market for the Company's products. In large part, the continuation of a robust market for add-in graphics and video subsystems may depend on the timing and market acceptance of 3D graphics and digital video MPEG-2 acceleration. This, in turn, may depend on the availability of compelling 3D and MPEG-2 content, including games and entertainment, broadcast digital video, PC video phones, desktop video conferencing, and digital video, audio and VRML on the Internet. Similarly, the robustness of the modem market may depend largely on the widespread adoption of 56Kbps and digital subscriber line (xDSL) technologies in both client-side modems attached to the PC and server-side modems provided by Internet Service Providers and telephone network central offices. The timing of major technology introductions and the market acceptance of these new technologies and standards are largely out of the control of the Company.

COMPETITION

    The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of graphics and multimedia accelerator products for the PC such as Matrox Graphics Inc., STB Systems Inc. and ATI Technologies Inc., and indirectly against PC systems OEMs to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by the Company's products. In certain markets where the Company is a relatively new entrant, such as modems, sound cards and SCSI host adapters, the Company may face dominant competitors including 3Com (modems), Creative Technology (sound cards) and Adaptec (SCSI host bus adapters). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, fax/modem, telephony, digital signal processing, central processing unit or motherboard markets) emerge as competitors across broader or more integrated product categories.

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

   Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend to be lower when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend to be higher. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net revenue and gross profit. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in revenue during one or more accounting periods. This situation may result in future price protection charges as prices are decreased having an adverse impact on operating results. While the Company believes that its Channel Inventory Levels for most of its products are appropriate at this time, there may be certain products which have a Channel Inventory Level that is higher than desirable. This situation may lead to significant price protection charges, which would have a material adverse effect on operating results.

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

OEM CUSTOMER RISKS

    The Company currently has a limited number of OEM customers. While the Company is seeking to increase its sales to OEMs, certain OEMs maintain internal add-in subsystem design and manufacturing capabilities or have long-standing relationships with competitors of the Company, and there can be no assurance that the Company will be successful in its efforts to increase its OEM sales. Moreover, developing supplier relationships with major PC systems OEMs and installing the processes, procedures and controls required by such OEMs can be an expensive and time-consuming process, and there can be no assurance that the Company will achieve an acceptable financial return on this investment. Further, to the extent that PC systems OEMs' selection criteria are weighted toward multimedia subsystem suppliers that have their own captive SMT manufacturing operations, then the Company's sole reliance on outside SMT subcontract manufacturers may be a negative factor in winning such PC systems suppliers' OEM contracts.

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

RAPID TECHNOLOGICAL CHANGE

    The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. For example, 3D technology is evolving rapidly in the graphics and audio markets, and DVD and MPEG-2 decryption techniques and navigation technologies are still being refined. Product life cycles in the Company's markets frequently range from six to twelve months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionalities that meet changing customer requirements in a cost-effective manner. Further, if the Company is successful in the development and market introduction of new products, it must still correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where the Company's customers are not the final end customers. Moreover, whenever the Company launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are impacted by such new products, as well as any resulting price protection charges and Stock Rotations from its distribution channels.

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

INFORMATION TECHNOLOGY AND TELECOMMUNICATIONS SYSTEMS

    The Company is currently making significant investments in establishing systems, processes and procedures to more efficiently and effectively manage its worldwide business and enable communications and data sharing among its employees and various business units. This effort comprises a significant investment of expense and capital funds, as well as a drain on management resources, for the installation of information technology ("IT") and telecommunications equipment and IT applications. As part of this program to install IT systems throughout the Company, management has begun installation of an enhanced enterprise-wide business management, resource planning and decision support application. Further, in order to more effectively manage the Company's business and avert Year 2000 issues, the Company is implementing this new ERP application and the associated IT equipment in order for it to be operational no later than by early 1999. Such an effort is expected to comprise a further substantial investment of expenses and management resources by the Company.

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

PROPRIETARY RIGHTS

    While the Company had 4 issued U.S. Patents and 18 pending U.S. Patent Applications at December 31, 1997, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated the proprietary rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce proprietary rights of the Company or to defend the Company against claimed infringement of the proprietary rights of others.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding Registrant's directors will be set forth under the caption "Election of Directors" in Registrant's proxy statement for use in connection with the Annual Meeting of Shareholders to be held in May 1998, (the "Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

    Information with respect to the Registrant's executive officers is included at the end of Part I, Item 1, of this report under the caption "Executive Officers".

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

                                                                                                                  Page
           Report of  Independent Accountants

           Consolidated Balance Sheets as of December 31, 1997 and 1996                                            34

           Consolidated Statements of Operations for the three years ended December 31, 1997                       35

           Consolidated Statements of Shareholders' Equity (Deficit) for the three years ended
           December 31, 1997                                                                                       36

           Consolidated Statements of Cash Flows for the three years ended December 31, 1997                       37

           Notes to Consolidated Financial Statements                                                              38


           2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

           Schedule II-Valuation and Qualifying Accounts                                                           52

           Schedule I through V not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial
           Statements hereto.

3.  EXHIBITS

           EXHIBIT
           NUMBER                         DESCRIPTION OF DOCUMENT
           --------                       ---------------------------------------------------------------------

            3.1(1)                        Certificate of Incorporation

            3.2(1)                        Bylaws of Registrant

            4.1(1)                        Form of Common Stock Certificate

           10.1(1)                        Form of Indemnification Agreement for officers and directors

           10.2(1)                        Form of Indemnification Agreement with certain stockholders

           10.3(1)                        1992 Stock Plan and form of Stock Option Agreement

           10.4(1)                        1994 Stock Plan and form of Stock Option Agreement

           10.5(1)                        1995 Employee Stock Purchase Plan and form of Subscription
                                          Agreement

           10.6(1)                        1995 Director Option Plan and form of Stock Option Agreement.

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

           10.11(1)                       Employment Agreement between the Registrant and Mr. Hyung Hwe Huh

           10.12(1)                       Consulting Agreement between the Registrant and Mr. Chong-Moon Lee

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

           10.18(4)                       Stock Purchase Agreement by and among the Registrant, SPEA
                                          Software AG and the Stockholders of SPEA Software AG dated as of
                                          October 24, 1995.

           EXHIBIT
           NUMBER                         DESCRIPTION OF DOCUMENT
           --------                       ---------------------------------------------------------------------
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

           10.21(4)                       Line of Credit Agreement between the Registrant and Imperial Bank dated May 29, 1995.

           10.22(4)                       Amended and Restated Credit Agreement between the Registrant and
                                          Sanwa Bank California dated November 2, 1995.

           10.23(4)                       Line of Credit Agreement between the Registrant and Imperial Bank dated May 29, 1995.

           10.24*                         Form of Change of Control Severance
                                          Agreement between the Registrant and
                                          the executive officers listed below:

                                          Franz Fichtner
                                          C.    Scott Holt
                                          Wade Meyercord
                                          Dennis D. Praske
                                          James M. Walker


           10.25                          Employment Agreement between the Registrant and Mr. James M. Walker

           10.26                          Line of Credit Agreement between the
                                          Registrant and Sanwa Bank California
                                          dated March 17, 1997

           21.1(4)                        List of Significant Subsidiaries.

           23.1                           Consent of Coopers & Lybrand L.L.P., Independent Accountants

           24.1                           Power of Attorney

           27.1                           Financial Data Schedule


----------------------

    * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14 (c) of this report.

    (1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33- 89386), as amended, filed pursuant to the Securities Act of 1933, as amended, relating to the initial public offering of Common Stock.

    (2) Incorporated by reference to the Registrant's current report on Form 8-K (File No. 0-25580) filed pursuant to the Securities Exchange Act of 1934, as amended, on October 5, 1995.

    (3) Incorporated by reference to the Registration Statement on Form S-8 ( File No. 33- 98470) filed pursuant to the Securities Act of 1933, as amended, on October 24, 1995.

    (4) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-98618), as amended, filed pursuant to the Securities Act of 1933, as amended.

    (B) REPORTS ON FORM 8-K


        1. A report on Form 8-K (File No. 0-25580) was filed by the Registrant pursuant to the Securities Exchange Act of 1934, as amended, on October 28, 1997, relating to a change in fiscal year end.

    (C) EXHIBITS

        See (a) above

    (D) FINANCIAL STATEMENT SCHEDULES

        See (a) above

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1998.

DIAMOND MULTIMEDIA SYSTEMS, INC


        /s/  William J. Schroeder
           ----------------------
By:          William J. Schroeder
President and Chief Executive Officer


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

                   Signature                                            Title                             Date

/s/          William J. Schroeder                    Director, Chief Executive Officer and           March 20, 1998
-------------------------------------------------
               William J. Schroeder                  President (Principal Executive Officer)


/s/           James M. Walker                        Chief Financial Officer (Principal              March 20, 1998
-------------------------------------------------
                  James M. Walker                    Financial  and Accounting Officer)


/s/           Jeffrey T. Chambers                    Director                                        March 20, 1998
-------------------------------------------------
                Jeffrey T. Chambers


/s/           Bruce C. Edwards                       Director                                        March 20, 1998
-------------------------------------------------
                Bruce C. Edwards


/s/           Walter G. Kortschak                    Director                                        March 20, 1998
-------------------------------------------------
                 Walter G. Kortschak


/s/           Carl W. Neun                           Director                                        March 20, 1998
-------------------------------------------------
                   Carl W. Neun


/s/           Gregorio Reyes                         Director                                        March 20, 1998
-------------------------------------------------
                   Gregorio Reyes


/s/           Jeffrey D. Saper                       Director                                        March 20, 1998
-------------------------------------------------
                  Jeffrey D. Saper

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Diamond Multimedia Systems, Inc.

   We have audited the accompanying consolidated financial statements and financial statement schedule of Diamond Multimedia Systems, Inc. and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, as listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Multimedia Systems, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                   COOPERS & LYBRAND L.L.P.


San Jose, California
January 23, 1998

                                      DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1997       1996
                                                                                     ---------    -------

                                          ASSETS
         Current assets:
           Cash and cash equivalents                                                   $85,929   $120,147
           Short-term investments                                                        4,136        ---
           Trade accounts receivable, net of allowance for doubtful accounts
             of  $2,440 and $1,943 in 1997 and 1996                                     98,777     85,268
           Inventories                                                                  78,647     63,704
           Prepaid expenses and other current assets                                     6,350      9,043
           Income taxes receivable                                                      24,929        ---
           Deferred income taxes                                                        14,679     21,944
                                                                                       -------    -------
             Total current assets                                                      313,447    300,106
           Property, plant and equipment, net                                           15,216     12,883
           Other assets                                                                  3,616      3,222
           Goodwill and other intangibles, net                                           5,275     16,227
                                                                                       -------    -------
                  Total assets                                                        $337,554   $332,438
                                                                                      ========   ========

                                        LIABILITIES
         Current liabilities:
           Current portion of long-term debt                                           $36,455    $18,068
           Trade accounts payable                                                       98,764     68,770
           Accrued liabilities                                                          17,667     14,483
           Income taxes payable                                                          2,274      3,257
                                                                                       -------    -------
                  Total current liabilities                                            155,160    104,578
         Long-term debt, net of current portion                                          1,873      2,730
         Deferred income taxes                                                             ---        835
                                                                                       -------    -------
                  Total liabilities                                                    157,033    108,143
                                                                                       -------    -------

         Commitments and contingencies (Notes 4, 5 and 10)

                                   SHAREHOLDERS' EQUITY
         Preferred stock, par value $.001; Authorized - 8,000 shares
           in 1997 and 1996, none issued and outstanding                                    --         --
         Common stock, par value $.001; Authorized - 75,000 in 1997 and 1996; issued and outstanding - 34,491 in 1997 and
            34,163  in 1996                                                                 34         34
         Additional paid-in capital                                                    307,877    306,046
         Distributions in excess of net book value (Note 1)                           (56,775)   (56,775)
         Accumulated deficit                                                          (70,615)   (25,010)
                                                                                       -------    -------
         Total shareholders' equity                                                    180,521    224,295
                                                                                       -------    -------
                Total liabilities and shareholders' equity                            $337,554   $332,438
                                                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                                      DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                            1997             1996             1995
                                                                            ----             ----             ----
    Net sales                                                               $443,281         $598,050       $467,635
    Cost of sales                                                            387,486          485,284       359,285
                                                                             -------          -------  -    -------
      Gross profit                                                            55,795          112,766        108,350
                                                                              ------          -------  -     -------
    Operating expenses:
      Research and development                                                24,886           18,824         10,665
      Selling, general and administrative                                     85,684           66,209         39,311
      Amortization of intangibles                                              3,006            5,025            937
      Write-off of intangibles                                                 9,938
      Write-off of in-process technology                                                                      76,710
                                                                           ---------          -------      ---------
              Total operating expenses                                       123,514           90,058        127,623
                                                                           ---------          -------      ---------
    Income (loss) from operations                                           (67,719)           22,708       (19,273)
    Interest income (expense), net                                             1,696            1,979        (1,291)
    Other income, net                                                            873            1,245          1,357
                                                                           ---------          -------      ---------
    Income (loss) before provision (benefit) for income                     (65,150)           25,932       (19,207)
            taxes
    Provision (benefit) for income taxes                                    (19,545)            9,595         22,140
                                                                           ---------          -------      ---------
    Net income (loss)                                                      $(45,605)          $16,337      $(41,347)
                                                                           =========          =======      =========
    Net income (loss) per share:
           Basic                                                             $(1.33)            $0.48        $(1.55)
                                                                           =========          =======      =========
           Diluted                                                           $(1.33)            $0.46        $(1.55)
                                                                           =========          =======      =========

    Shares used in per share calculations:
            Basic                                                             34,322           34,351         26,724
            Diluted                                                           34,322           35,194         26,724

The accompanying notes are an integral part of these consolidated financial statements.

                                      DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                        (IN THOUSANDS)


                                                                             DISTRIBUTIONS     RETAINED
                                        COMMON STOCK          ADDITIONAL       IN EXCESS       EARNINGS
                                      -----------------        PAID-IN          OF NET       (ACCUMULATED
                                      SHARES     AMOUNT        CAPITAL        BOOK VALUE       DEFICIT)        TOTAL
                                      ------     ------       ----------     -------------   ------------      -----
BALANCES, JANUARY 1, 1995             12,396         $12           $814         ($56,775)              --   ($55,949)
  Stock options exercised              5,558           6            484                                           490
  Issuance of common stock             2,615           3            171                                           174
  Repurchase of common stock           (270)                       (18)                                          (18)
  Common stock issued in
    public offerings                  10,625          10        210,672                                       210,682
  Common stock issued
    to purchase Supra
    Corporation                        2,073           2         53,731                                        53,733
  Common stock issued to
    purchase SPEA Software AG          1,623           2         38,924                                        38,926

  Sale of shares under
    Employee Stock Purchase Plan          53                        765                                           765

  Tax benefit from stock options                                  1,154                                         1,154
  Net loss                                                                                       (41,347)    (41,347)
                                      ------      ------        -------          --------        --------    --------
BALANCES, DECEMBER 31, 1995           34,673          35        306,697          (56,775)        (41,347)     208,610
  Stock options exercised                273                        969                                           969
  Repurchase of common stock            (702)         (1)           (34)                                          (35)
  Payment of note receivable
   from Shareholder                     (109)                    (3,196)                                       (3,196)
  Sale of shares under
   Employee Stock Purchase Plan           28                      1,167                                         1,167
  Tax benefit of stock options                                      443                                           443
  Net income                                                                                       16,337      16,337
                                      ------      ------        -------          --------        --------    --------
BALANCES, DECEMBER 31, 1996           34,163          34        306,046          (56,775)        (25,010)     224,295
  Stock options exercised                339                      1,232                                         1,232
  Repurchase of common stock           (115)                        (7)                                           (7)
  Sale of shares under
   Employee Stock Purchase Plan         104                        606                                           606
   Net loss                                                                                      (45,605)    (45,605)
                                      ------     -------       --------          --------        --------    --------
BALANCES, DECEMBER 31, 1997           34,491         $34       $307,877         ($56,775)       ($70,615)    $180,521
                                      ======     =======       ========         =========       =========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                      DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------------
                                                                                   1997             1996          1995
                                                                                --------          --------     ---------

Cash flows from operating activities:
   Net income (loss)                                                            ($45,605)          $16,337     ($41,347)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
   Write-off of in-process technology and intangibles                               9,938                         76,710
   Depreciation and amortization                                                    8,224            8,371         2,603
   Provision for doubtful accounts                                                    952            1,026           710
   Provision for excess and obsolete inventories                                   11,580           14,249         1,000
   Deferred income taxes                                                            6,430          (5,415)          (49)
   Loss on disposal of property and equipment                                         332
   Changes in assets and liabilities:
   Trade accounts                                                                (14,461)           17,475      (58,870)
   Income taxes receivable                                                       (24,929)
   Inventories                                                                   (26,523)            2,981      (49,340)
   Trade accounts payable and other liabilities                                    32,195         (24,524)        38,385
   Prepaid expenses and other assets                                                (357)          (3,596)       (6,273)
                                                                                 --------         --------      --------
Net cash provided by (used in) operating activities                              (42,224)           26,904      (36,471)
                                                                                 --------           ------      --------

Cash flows from investing activities:
   Cash acquired in acquisition of Supra Corporation and Spea Software AG                                            952
   Purchases of property and equipment                                            (7,219)          (6,077)       (5,236)
   Purchases of short-term investments                                            (4,136)                       (14,234)
   Proceeds from sales of short-term investments                                                                  17,760
   Proceeds from maturities of short-term investments                                               12,232
                                                                                 --------         --------      --------
Net cash provided by (used in) investing activities                              (11,355)            6,155         (758)
                                                                                 --------         --------      --------

Cash flows from financing activities:
   Repayments of mandatorily redeemable preferred stock                                                         (29,174)
   Proceeds from issuance of common stock                                           1,838            2,136         1,429
   Repayments of subordinated promissory notes payable                                                          (34,167)
   Repayment of short-term notes payable in Reorganization                                                      (82,664)
   Proceeds from public offerings, less related expenses                                                         210,682
   Proceeds from term loans and revolving credit facilities                       153,415           46,778        31,757
   Payments of term loans and revolving credit facilities                       (101,159)         (55,177)      (25,993)
   Maturities of term loans and revolving credit facilities                      (33,900)
   Proceeds from capital lease financing                                                               197         2,494
   Repayments of capital lease financing                                            (826)            (782)         (310)
   Repurchases of common stock                                                        (7)             (35)          (18)
                                                                                 --------         --------      --------
Net cash provided by (used in) financing activities                                19,361          (6,883)        74,036
                                                                                 --------         --------      --------

Net increase (decrease) in cash and cash equivalents:                            (34,218)           26,176        36,807
Cash and cash equivalents at beginning of period                                  120,147           93,971        57,164
                                                                                 --------         --------      --------
Cash and cash equivalents at end of period                                        $85,929         $120,147       $93,971
                                                                                  =======         ========       =======

    The accompanying notes are an integral part of these consolidated financial statements

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION; REORGANIZATION; PUBLIC OFFERINGS;
     ACQUISITION OF SUPRA AND SPEA

    Diamond Multimedia Systems, Inc. a Delaware Corporation, (the "Company") designs, develops, manufacturers and markets multimedia add-in subsystems for IBM-compatible personal computers and fax/modem products for the PC and Macintosh markets.

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

   The Company acquired all of the outstanding common stock of Supra Corporation ("Supra") and SPEA Software AG ("Spea") on September 20, 1995 and November 15, 1995, respectively, in two purchase business combination transactions.

   In November, 1995, the Company sold 3,150,000 shares of common stock in a Public Offering at a price of $31.25 per share raising net proceeds of approximately $93,494,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company, Diamond CA (which was subsequently merged into the Company) and its wholly owned subsidiaries. The accounts of the Company's wholly owned subsidiaries, Supra and SPEA, have been included in the accompanying consolidated financial statements as of the date of acquisition, September 20, 1995 and November 15, 1995, respectively. All intercompany transactions and balances have been eliminated in consolidation.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

FISCAL YEAR-END

   During 1996 and prior years, the Company operated under a 52-53 week fiscal year which ended on the Sunday closest to December 31. As a result, the fiscal year may not have ended as of the same day as the calendar year. Fiscal 1996 and 1995 were 52 week years. For convenience of presentation, the accompanying consolidated financial statements of the Company for 1996 and 1995 have been shown as ending on December 31 of each year. During 1997, the Company changed its fiscal year end to a calendar year. Net sales for 1997 include approximately $29,000,000 due to the change in year end.

STOCK SPLITS

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

SHORT-TERM INVESTMENTS

   At December 31, 1997, short-term investments consisted of debt securities with a remaining maturity of more than three months when purchased. The Company had determined that all of its debt securities should be classified as available-for-sale. The difference between the cost basis and the market value of the Company's investments was not material at December 31, 1997. The Company's investments at December 31, 1997 consisted of municipal bonds with maturities of less than one year.

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

INVENTORIES

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are summarized as follows (in thousands):

                                     DECEMBER 31,
                                  ------------------
                                    1997      1996
                                  -------    -------
           Raw material           $29,876    $22,080
           Work in process         40,286     20,847
           Finished goods           8,485     20,777
                                  -------    -------
                                  $78,647    $63,704
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

   The Company has approximately $3 million of inventory in excess of its normal short-term needs for certain product lines at December 31, 1997. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.

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


                                                              DECEMBER 31,
                                                           -----------------
                                                             1997     1996
                                                           -------   -------
                Furniture and equipment                    $20,732   $15,284
                Building, land and leasehold
                  improvements                               3,912     3,242
                                                           -------   -------
                                                            24,644    18,526
                Less accumulated depreciation                9,428     5,643
                                                           -------   -------
                                                           $15,216   $12,883
                                                           =======   =======

NON CASH FINANCING ACTIVITIES

      Non cash financing activities in the cash flows consisted of the following (in thousands):

                                                                                       1997           1996         1995
                                                                                       ------        -------     -------
          Income taxes paid                                                            $1,825        $11,583     $21,169
                                                                                       ======        =======     =======
          Interest paid                                                                $1,472         $1,675      $2,957
                                                                                       ======        =======     =======
          Issuance of common stock and options for Supra Corporation                   $   --        $    --     $53,733
                                                                                       ======        =======     =======
          Issuance of common stock  for Spea Software AG                               $   --        $    --     $38,926
                                                                                       ======        =======     =======

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GOODWILL AND OTHER INTANGIBLE ASSETS

   Goodwill and other intangible assets arose primarily from the Company's acquisitions of Supra and Spea on September 20, 1995 and November 15, 1995, respectively. Additionally, approximately $2 million of goodwill arose from the acquisition of Binar Graphics, Inc. which occurred on November 15, 1997. Goodwill is being amortized on a straight line basis over seven years. Other intangible assets consisted of purchased technology, which was amortized on a straight-line basis over its estimated useful life of two years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows. Accordingly, the Company wrote-off $9.9 million of intangible assets in the second quarter of 1997 to reflect a decrease in the carrying value of goodwill and existing technology associated with the acquisitions of Supra and Spea. The anticipated cash flows related to those products indicated that the recoverability of those assets were not reasonably assured.

   Intangible assets consist of the following at December 31, 1997 and 1996, respectively (in thousands):

                                                          1997            1996
                                                        --------        --------
               Goodwill                                 $ 18,328        $ 16,339
               Purchased Technology                           --           5,850
                                                        --------        --------
                                                          18,328          22,189
               Less accumulated amortization              13,053           5,962
                                                        --------        --------
                                                        $  5,275        $ 16,227
                                                        ========        ========

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

ADVERTISING COSTS

   Advertising costs are charged to operations as incurred. Advertising costs were $11,233,000, $11,555,000 and $9,306,000 in 1997, 1996 and 1995
respectively.

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

FOREIGN CURRENCY ACCOUNTING

   Substantially all of the Company's sales are denominated in U.S. dollars and the U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars are included in the statement of operations. The Company recorded net foreign currency translation gains in other income of $93,000, $609,000 and $750,000 during 1997, 1996 and 1995, respectively.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

   The Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" (EPS) and accordingly all prior periods have been restated. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share as their effect is antidilutive.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   The following is a reconciliation of the numerator (net income) and denominator (number of shares) used in the basic and diluted EPS calculation:

(Dollar amounts, in thousands)

                                                Year Ended December 31
                                        ---------------------------------------
                                          1997            1996           1995
                                        --------        --------       --------
Basic EPS:
Net income (loss)                       $(45,605)       $ 16,337       $(41,347)
Average Common
   Shares Outstanding                     34,322          34,351         26,724
                                        --------        --------       --------
Basic EPS                               $  (1.33)       $   0.48       $  (1.55)
                                        ========        ========       ========
Diluted EPS:
Net income (loss)                       $(45,605)       $ 16,337       $(41,347)
Average Common
   Shares Outstanding                     34,322          34,351         26,724
Stock options                                 --             843             --
Total Shares                              34,322          35,194         26,724
                                        --------        --------       --------
Diluted EPS                             $  (1.33)       $   0.46       $  (1.55)
                                        ========        ========       ========


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

RECENT ACCOUNTING PRONOUNCEMENTS

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

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

3.  ACCRUED LIABILITIES

   Accrued liabilities consisted of the following (in thousands):

                                                    DECEMBER 31,
                                                  -----------------
                                                    1997      1996
                                                  -------    ------
         Warranty                                 $ 4,110   $ 4,684
         Accrued payroll and employee related
         costs                                      7,405     4,019
         Accrued royalties                          3,542     2,194
         Other                                      2,610     3,586
                                                  -------   -------
                                                  $17,667   $14,483
                                                  =======   =======

4.  DEBT AGREEMENTS

   The following represents the Company's debt at December 31 (in thousands):


                                                    1997       1996
                                                  -------     ------
                  Domestic Lines of Credit        $22,000        $--
                  Japanese Bank Line of             4,536      1,365
                  Credit
                  European Lines of Credit          8,338     15,783
                  Capital Lease Obligations         1,070      1,896
                  Other                             2,384      1,754
                                                   ------     ------
                                                   38,328     20,798
                  Less current portion             36,455     18,068
                                                   ------     ------
                                                   $1,873     $2,730
                                                  =======     ======



    At December 31, 1997, the Company had two domestic bank credit facilities: a $30 million line of credit permitting borrowings at the bank's reference rate or a formula Libor based rate (7.52% at December 31, 1997) and a $15 million line of credit permitting borrowings at the bank reference rate or a formula Libor based rate (6.75% at December 31, 1997). Borrowings under these lines at December 31, 1997 were $15 million and $7 million, respectively. Further, the agreements for these lines of credit expire in May 1998 and February 1999, respectively. The covenants covering these debt agreements pertain to quarterly profitability, minimum levels of net tangible worth and minimum levels of liquidity. At December 31, 1997, the Company was in violation with the ratio relating to a minimum level of liquidity; however, the Company has obtained the necessary waivers.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   Additionally, the Company has credit facilities under foreign lines of credit. At December 31, 1997, the Company's Japanese subsidiary had a Japanese line of credit entitling it to borrow up to approximately $5.2 million. The line of credit is collaterized by a stand-by letter of credit from the Company and accrues interest at the bank's variable rate (1.625% at December 31, 1997). Borrowings were $4.5 million under this facility at December 31, 1997. At December 31, 1997, the Company's Spea subsidiary had a 5 million DeustcheMark line of credit (approximately $2.8 million at December 31, 1997) with a German bank bearing interest at 7.0% at December 31, 1997. Additionally, the Company had a foreign line of credit of 10 million DeustcheMarks (approximately $5.5 million at December 31, 1997) bearing interest at December 31, 1997 at 7.0% for borrowings of DeustcheMarks, or 9.25% for borrowings of other currencies, such as the U.S. dollar. Both these lines were fully utilized at December 31, 1997. These agreements expire in March, 1998. The most restrictive covenant under these two lines of credit require a minimum annual earnings per share of twenty
(20) cents. At December 31, 1997, the Company was in violation of this covenant.

   At December 31, 1997, the Company's weighted average interest rate on short term borrowings was 7.8%.

   The Company has various capital lease obligations payable through 2000.

   As of December 31, 1997, the Company's future payments on debt related to notes payable, lines of credit and capital lease obligations are $36,455,000, $333,000, $199,000, $581,000, $61,000 and $699,000 in fiscal years 1998, 1999,
2000, 2001, 2002 and thereafter, respectively.

5.  COMMITMENTS

   The Company occupies facilities in several countries including the U.S., England, France, Germany, Japan, and Singapore and is obligated under several leases expiring through 2001. Under the leases, the Company is responsible for insurance, maintenance and property taxes. The Company's headquarters facility lease agreement includes an option to extend the lease for one five year period. During the extension period, all terms and conditions under the agreement would remain the same, except that the monthly rental payments for the option period shall be the fair market value of the facility.

    Future annual minimum payments under the Company's operating leases are as follows at December 31, 1997 (in thousands):

                               1998            $2,937
                               1999             2,248
                               2000             2,027
                               2001             1,257
                               2002                31
                                                   14
                               Thereafter      ------
                               Total           $8,514
                                               ======


   Rent expense charged to operations was $3,005,000, $2,508,000 and $1,021,000 for 1997, 1996 and 1995, respectively.

6.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

   Under the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of the Company's undesignated preferred stock.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STOCK OPTION PLANS

    The Company has four fixed stock option plans. Under the Company's stock option plans, options generally vest over a four year period and they expire five to ten years from the date of grant. Options may be granted to directors, officers, consultants and employees at prices not less than the fair market value at the date of grant. At December 31, 1997, approximately 627,000 shares were available for future grants.

    On January 19, 1996, the Board of Directors approved the repricing of all employee stock options, except those for executive officers, granted with exercise prices higher than $17.875 per share. Approximately 1,316,000 shares were repriced to $17.875 per share. The Board of Directors approved the repricing with the condition that all employees would give up three months of vesting on such repriced options.

    On July 17, 1996, the Board of Directors approved the further repricing of all employee stock options, except those for executive officers, granted with exercise prices higher than $7.625 per share. Approximately 1,883,000 shares were repriced to $7.625 per share. The Board of Directors approved the repricing with the general condition that these options cannot be exercised at the new price of $7.625 until after June 30, 1997; however, the options are exercisable at the original higher price if exercised prior to July 1, 1997.

    On April 16, 1997, the Board of Directors approved the further repricing of all employee stock options granted with exercise prices higher than $7.625 per share. Approximately 568,000 shares were repriced to $7.625 per share. The Board of Directors approved the repricing with the general condition that these options cannot be exercised at the new price of $7.625 until April 1, 1998.

    In January 1995, the 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors. The Director Plan provides for the grant of options to purchase the Company's common stock to directors who are not employees of the Company. A total of 175,000 shares of common stock have been authorized for issuance under the Director Plan. Each nonemployee director who joins the board will automatically be granted an option to purchase 30,000 shares of common stock at a price equal to the fair market value on the date of grant and upon each reelection to the Board will be granted an additional option to purchase 7,500 shares of common stock at a price equal to the fair market value on the date of grant. The 30,000 share grants vest at the rate of 25% of the option shares upon the first anniversary of the date of grant and 1/48th of the option shares per month thereafter, and the 7,500 share grants vest four years after grant, in each case unless terminated sooner upon the termination of the optionee's status as a director or otherwise pursuant to the Director Plan. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving the Company, each option becomes exercisable in full or will be assumed for an equivalent option substituted by the successor corporation. The Director Plan expires in 2005, unless terminated earlier by the Board of Directors. As of December 31, 1997, approximately 45,000 shares have been issued under the Director Plan.

    In connection with the acquisition of Supra, the Company assumed the Supra 1993 Stock Incentive Plan. Under the Plan the equivalent of 381,000 shares of the Company's common stock were granted to employees of Supra upon the acquisition of Supra by the Company at an exercise price determined pursuant to a calculation described in the Plan document. These stock options generally vest over three years from the date of grant. Such options are included in the activity for the Company's stock options described above.

    The Company has also issued options outside of the four fixed plans amounting to 280,000, 225,000 and 2,545,000 shares in 1997, 1996 and 1995, respectively. These options vest under various periods up to a maximum vesting period of 4 years.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1997 and 1996:

                                                    1997          1996
                                                   -------       -------
                   Risk-free Interest Rate         6.36%         5.57%
                   Expected life                   4 years       2 years
                   Volatility                      61.0          50.8
                   Dividend Yield                  -------       -------


   A summary of the Company's option activity as of December 31, 1997, 1996, and 1995 and changes during the year ending on those dates are as follows:

(amounts in thousands, except share data)

                                                          Outstanding Options
                                                     ------------------------------
                                                      Number          Weighted Avg.
                                                     of Shares       Exercise Price
                                                     ---------      ---------------
Balance, December 31, 1994                              5,940          $   0.07
  Options granted                                       2,134             21.81
  Options exercised                                    (5,558)             0.09
  Options canceled                                       (140)             8.78
                                                     --------
Balance, December 31, 1995                              2,376             19.03
  Options granted                                       1,695             11.84
  Options exercised                                      (117)             3.21
  Options canceled                                       (511)            20.41
                                                     --------
Balance, December 31, 1996                              3,443              7.90
  Options granted                                       3,386              8.83
  Options exercised                                      (293)            (4.37)
  Options canceled                                     (1,539)            10.92
                                                     --------
Balance, December 31, 1997                              4,997              7.89
                                                     ========          ========

    At December 31, 1997 and 1996 vested options to purchase 1,232,000 and 590,000 shares respectively were unexercised. The weighted average fair value of those options granted in 1997 and 1996 was $4.76 and $3.78, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                   Options Outstanding                             Options Exercisable
                               ---------------------------------------------------------     --------------------------------
                                  Number            Weighted Average     Weighted Average       Number       Weighted Average
Range of                       Outstanding              Remaining           Exercise          Exercisable        Exercise
Exercise Prices                at 12/31/97          Contractual Life          Price           at 12/31/97         Price
---------------                -----------          ----------------     ----------------    -------------  -----------------
$ 0.07 - $ 3.14                   186,000              5.65 years             $1.93              147,000         $  2.28
$ 7.00 - $ 9.88                 4,462,000              8.80 years              7.83            1,061,000            7.63
$10.44 - $19.06                   349,000              9.50 years             11.76               24,000           16.08


      At December 31, 1997, the Board of Directors has reserved 8,012,500 under the 1994 and 1992 Stock Option Plans and 175,000 shares under the Director Plan.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE STOCK PURCHASE PLAN

    During 1995, the 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors. As of December 31, 1997, a total of 450,000 shares of common stock have been authorized for issuance under the Purchase Plan of which 200,000 shares are authorized and available for issuance subject to Shareholder approval at the Annual Meeting on May 22, 1998. The Purchase Plan provides for eligible employees to purchase common stock at a price equal to 85% of the fair market value at certain specified dates. During 1997 and 1996, the Company issued 104,000 and 93,000 shares of common stock, respectively, under this plan.

    Fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan, described above, is determined under the Black-Scholes valuation model using the following assumptions for 1997 and 1996:

                                    1997           1996
                                    --------       --------
        Risk-free Interest Rates    5.12%          5.44%
        Expected Life               6 months       6 months
        Volatility                  61.0%          50.8%
        Dividend Yield              --------       --------

    The weighted average fair market value of those purchase rights granted in 1997 and 1996 was $3.89 and $13.17 respectively.

    The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation cost has been recognized for the Company's Stock Plans. Had compensation cost for the Stock Plans been determined based on the fair market value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 1997 and 1996 would have been reduced as follows:

     (amounts in thousands except per share data)

                                                           1997           1996
                                                       ----------     ----------
Net income (loss) - as reported                        $(45,605)        $16,337

Net income (loss) - proforma                           $(54,420)        $11,307

Net income (loss) per share - as reported              $  (1.33)        $  0.46

Net income (loss) per share - proforma                 $  (1.59)        $  0.33


    REORGANIZATION AND STOCK REPURCHASE AGREEMENT

    Effective with the Reorganization described in Note 1, all of the outstanding unexercised options of Diamond CA were canceled and new options were issued at $.07 per share, the fair market value of the Company's common stock immediately after the Reorganization. During the year ended December 31, 1995, certain option holders exercised their option to purchase 5,430,000 shares of the Company's common stock pursuant to restricted stock purchase agreements. Under the terms of the restricted stock purchase agreements, the Company's right to repurchase the stock expires monthly over four years from the date of grant of the original stock options. In addition to the exercise of stock options described above, on January 3, 1995, the Company issued 2,615,000 shares of common stock to certain employees, officers, board members, and consultants under restricted stock purchase agreements. Under the terms of the restricted stock repurchase agreements, the right to repurchase this stock expires monthly over four years from the

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

original date of grant as determined by the Board of Directors. Shares subject to repurchase may be repurchased by the Company at the end of each individual's association with the Company. As of December 31, 1997, 567,000 shares of common stock were subject to repurchase by the Company.

COMMON STOCK DIVIDENDS

    The Company has never declared or paid cash dividends on its common stock. The Company's bank loan agreement prohibits the payment of cash dividends on the common stock without prior approval.


7.  GEOGRAPHIC REGION INFORMATION

Net Sales to Geographic Region:          1997           1996           1995
                                   ----------------------------------------
United States                      $  271,311     $  369,367     $  303,064
Europe                                116,844        132,971        131,045
Far East and other                     55,126         95,712         33,526
                                   ----------------------------------------
Net Sales                          $  443,281     $  598,050     $  467,635
                                   ========================================
Export sales:
Europe                             $  116,844     $  104,473     $  113,954
Far East and other                     45,054         84,184         23,098
                                   ----------------------------------------
Total Export Sales                 $  161,898     $  188,657     $  137,052
                                   ========================================
Operating Income (loss):
United States                      $  (64,606)    $   22,840     $   13,348
International                          (3,113)          (132)       (32,621)
                                   ----------------------------------------
Total Operating Income (loss):     $  (67,719)    $   22,708     $  (19,273)
                                   ========================================

Identifiable Assets:
United States                      $  313,006     $  257,449     $  298,347
International                          24,548         74,989         53,382
                                   ----------------------------------------
Total Assets                       $  337,554     $  332,438     $  351,729
                                   ========================================
Transfers between Affiliates
(Eliminated in Consolidation)
by Geographic Region:
United States                      $    9,483     $   67,882     $   26,819
International                              --         14,816            850
                                   ----------------------------------------
Total transfers                    $    9,483     $   82,698     $   27,669
                                   ========================================


   The Company's foreign operations consist principally of its foreign subsidiaries in Germany, the United Kingdom and Japan. The identifiable assets and operating income (loss) of the Company's consolidated foreign subsidiaries are shown above.

   In 1997, 1996 and 1995, no one customer accounted for greater than 10% of net sales.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.  INCOME TAXES:

   The provision (benefit) for income taxes consists of the following (in thousands):

                                         1997            1996            1995
                                       --------        --------        --------
Current:
  Federal                              $(18,873)       $ 12,779        $ 16,930
  State                                      73           2,231           4,525
                                       --------        --------        --------
                                        (18,800)         15,010          21,455
                                       --------        --------        --------

Deferred:
  Federal                                   138         (14,568)           (494)
  State                                    (883)           (458)            486
  Foreign                                    --           9,611             693
                                       --------        --------        --------
                                           (745)         (5,415)            685
                                       --------        --------        --------
                                       $(19,545)       $  9,595        $ 22,140
                                       ========        ========        ========

   The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                 1997        1996        1995
                                                ------      ------      ------

Tax provision at federal statutory rate          (35.0)%      35.0%      (35.0%)
State taxes, net of federal tax benefit           (1.6)        3.4        (5.5)
Research and development tax credit               (0.3)       (0.7)       (0.9)
Foreign sales corporation benefit                   --          --        (1.2)
Amortization of intangibles                        6.0         1.7          --
Write-off of in-process technology                  --          --       158.5
Other                                              0.9        (2.4)       (0.6)
                                                ------      ------      ------
                                                 (30.0%)      37.0%      115.3%
                                                ======      ======      ======

The components of the deferred tax asset are as follows (in thousands):

                                                        DECEMBER 31,
                                              --------------------------------
                                                1997        1996        1995
                                              --------    --------    --------
Deferred tax assets:
  Net operating loss carryforwards            $    756          --    $  9,611
  Sales returns and receivables allowances          --    $  4,145       3,225
  Inventory valuation allowances                 7,060       6,307       1,438
  Warranty accruals                              1,465       1,718       1,127
  Compensation                                     455         644         318
  State taxes                                       --       1,019       1,281
  Software amortization                          4,695       7,350          --
  All other                                        248         761         554
                                              --------    --------    --------

          Total deferred tax assets           $ 14,679    $ 21,944    $ 17,554
                                              ========    ========    ========

   Management has determined that no valuation allowance is necessary as the Company has sufficient taxable income in carryback years to absorb net operating losses and future items deductible for federal tax purposes, and expects that its future taxable income will allow the deferred tax asset for state tax purposes to be fully realized in future years.

9.  EMPLOYEE BENEFIT PLAN

   During 1993, the Company established a 401(k) tax-deferred savings plan under which all employees meeting certain age and service requirements may contribute up to 15% of their eligible compensation (up to a maximum allowed under IRS rules). Contributions may be made by the Company at the discretion of

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

the Board of Directors. Contributions by the Company amounted to $671,000, $616,000 and $265,000 in 1997, 1996, and 1995, respectively.

10.  LITIGATION

    The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July, 1996 and June, 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities law and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. No trial date has been set for any of these actions. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

DIAMOND MULTIMEDIA SYSTEMS, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                                 Additions
                                     Balance at    Charged to   Deductions                       Balance
                                   Beginning of       Costs &         from                        at End
                                        Periods      Expenses     Reserves   Adjustments (1)   of Period
                                    ----------     -----------  -----------  ---------------   ---------
(In thousands)

YEAR ENDED DECEMBER 31, 1997
Accounts Receivable Allowances            1,943           952          455                         2,440
Inventory Allowances                     13,755        11,580        8,828                        16,507

YEAR ENDED DECEMBER 29, 1996

Accounts Receivable Allowances            1,959         1,026        1,042                         1,943
Inventory Allowances                      5,063        14,249        5,557                        13,755

YEAR ENDED DECEMBER 31, 1995

Accounts Receivable Allowances            1,500           710        1,573            1,322        1,959
Inventory Allowances                      2,500         1,000        5,047            6,610        5,063

(1) Adjustments consist of opening balance allowances related to the acquisitions of Supra and Spea.

DIAMOND MULTIMEDIA SYSTEMS, INC.
LIST OF EXHIBITS
--------------------------------------------------------------------------------

Exhibit No.          Description                                                          Page No.
----------           -----------                                                          --------
10.24                Form of Change of Control Severance Agreement
                     between the Registrant and the executive officers
                     listed below:                                                           54

                               Franz Fichtner
                               C.    Scott Holt
                               Wade Meyercord
                               Dennis D. Praske
                               James M. Walker

23.1                 Consent of Coopers & Lybrand L.L.P.
                     Independent Accountants                                                 60

24.1                 Power of Attorney                                                       32

27.1                 Financial Data Schedule                                                 61