Form 10-Q
period 1998-03-31
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1998-05-14
CIK 936734

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

           The number of shares outstanding of the registrant's common stock at April 17, 1998 was 34,767,973.

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

                               INDEX TO FORM 10-Q



                                                                                                       Page
                                                                                                       ----
PART I -  FINANCIAL INFORMATION:


ITEM 1-   Financial Statements

          Consolidated Condensed Balance Sheets as of March 31, 1998
          and December 31, 1997                                                                         3

          Consolidated Condensed Statements of Operations for the three
          months ended March 31, 1998 and 1997                                                          4

          Consolidated Condensed Statements of Cash Flows
          for the three months ended March 31, 1998 and 1997                                            5

          Notes to Consolidated Condensed Financial Statements                                          6

ITEM 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                 8


PART II - OTHER INFORMATION

ITEM 1 - Legal proceedings                                                                             26

ITEM 2 - Changes in securities                                                                         26

ITEM 3 - Defaults Upon Senior Securities                                                               26

ITEM 4 - Submission of Matters to a Vote of Security Holders                                           26

ITEM 5 - Other Information                                                                             26

ITEM 6 - Exhibits and Reports on Form 8-K                                                              26

SIGNATURES                                                                                             27

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    MARCH 31,       DECEMBER 31,
                                                                                       1998             1997
                                                                                    ---------        ---------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                         $  94,787        $  85,929
  Short-term investments                                                                6,142            4,136
  Trade accounts receivable, net of allowance for doubtful accounts of $2,034 and $2,440 as of March 31, 1998 and
    December 31, 1997                                                                 102,856           98,777
  Inventories                                                                          92,456           78,647
  Prepaid expenses and other current assets                                             6,958            6,350
  Income taxes receivable                                                               5,915           24,929
  Deferred income taxes                                                                13,731           14,679
                                                                                    ---------        ---------
       Total current assets                                                           322,845          313,447
  Property, plant and equipment, net                                                   18,470           15,216
  Other assets                                                                          3,416            3,616
  Goodwill and other intangibles, net                                                   5,031            5,275
                                                                                    ---------        ---------
       Total assets                                                                 $ 349,762        $ 337,554
                                                                                    =========        =========

                              LIABILITIES

Current liabilities:
  Current portion of long-term debt                                                 $  35,301        $  36,455
  Trade accounts payable                                                               95,471           98,764
  Accrued liabilities                                                                  20,883           17,667
  Income taxes payable                                                                  5,518            2,274
                                                                                    ---------        ---------
       Total current liabilities                                                      157,173          155,160
Long-term debt, net of current portion                                                  1,747            1,873
                                                                                    ---------        ---------
       Total liabilities                                                              158,920          157,033
                                                                                    ---------        ---------


                         STOCKHOLDERS' EQUITY

Preferred stock, par value $.001; Authorized - 8,000 shares at March 31, 1998 and December 31, 1997; none issued and
    outstanding                                                                            --               --
Common stock, par value $.001;
  Authorized - 75,000 at March 31, 1998 and December 31, 1997 Issued and
  outstanding - 34,742 at March 31, 1998 and 34,491
     at December 31, 1997                                                                  35               34
Additional paid-in capital                                                            310,270          307,877
Distributions in excess of net book value                                             (56,775)         (56,775)
Accumulated deficit                                                                   (62,688)         (70,615)
                                                                                    ---------        ---------
Total stockholders' equity                                                            190,842          180,521
                                                                                    ---------        ---------
     Total liabilities and stockholders' equity                                     $ 349,762        $ 337,554
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

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                --------------------------
                                                                   1998             1997
                                                                ---------        ---------
Net sales                                                       $ 186,196        $ 112,402
Cost of sales                                                     144,570           92,817
                                                                ---------        ---------
      Gross profit                                                 41,626           19,585
                                                                ---------        ---------
Operating expenses:
  Research and development                                          7,092            5,692
  Selling, general and administrative                              23,158           22,511
  Amortization of intangibles                                         244            1,316
                                                                ---------        ---------
       Total operating expenses                                    30,494           29,519
                                                                ---------        ---------
Income (loss) from operations                                      11,132           (9,934)

Interest income, net                                                  336              543
Other expense, net                                                   (144)             (55)
                                                                ---------        ---------
Income (loss) before provision (benefit) for income taxes
                                                                   11,324           (9,446)

Provision (benefit) for income taxes                                3,397           (3,495)
                                                                ---------        ---------

Net income (loss)                                               $   7,927        ($  5,951)
                                                                =========        =========

Net income (loss) per share:
       Basic                                                    $    0.23        $(   0.17)
       Diluted                                                  $    0.22        $(   0.17)

Shares used in per share calculations:
       Basic                                                       34,781           34,179
       Diluted                                                     36,521           34,179



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           1998             1997
                                                                        ---------        ---------
Cash flows from operating activities:
      Net income (loss)                                                 $   7,927        $(  5,951)
      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                         1,701            2,619
      Provision for doubtful accounts                                         (54)             429
      Provision for excess and obsolete inventories                         4,920              556
      Deferred income taxes                                                   948           (1,660)
      Changes in assets and liabilities:
           Trade accounts receivables                                      (4,025)           4,421
           Inventories                                                    (18,729)          (3,215)
           Prepaid expenses and other assets                                 (408)           2,003
           Income taxes receivable                                         19,014               --
           Trade accounts payable and other liabilities                     3,167          (25,080)
                                                                        ---------        ---------
      Net cash provided by (used in) operating activities                  14,461          (25,878)
                                                                        ---------        ---------

Cash flows from investing activities:
      Purchases of property and equipment                                  (4,711)          (1,970)
      Purchases of short-term investments                                  (2,006)              --
                                                                        ---------        ---------
      Net cash used in investing activities                                (6,717)          (1,970)
                                                                        ---------        ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                2,394              268
      Repurchases of common stock                                              --               (4)
       Proceeds from term loans and revolving credit facilities            22,971            7,064
       Payments and maturities of term loans and revolving credit
        facilities                                                        (24,032)          (1,365)
       Repayments of capital lease financings                                (219)            (195)
                                                                        ---------        ---------
      Net cash provided by financing activities                             1,114            5,768
                                                                        ---------        ---------

Net increase (decrease) in cash and cash equivalents                        8,858          (22,080)
Cash and cash equivalents at beginning of period                           85,929          120,147
                                                                        ---------        ---------
Cash and cash equivalents at end of period                              $  94,787        $  98,067
                                                                        =========        =========

Supplemental Disclosure of cash flow information:
      Income taxes paid during the period                               $      10        $   1,400
                                                                        =========        =========
      Interest paid during the period                                   $     553        $     155
                                                                        =========        =========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1997.

      Operating results for the quarter ended March 31, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2. INVENTORIES

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                        March 31, 1998    December 31, 1997
                        --------------    -----------------
Raw materials              $35,550            $29,876
Work in process             45,465             40,286
Finished goods              11,441              8,485
                           -------            -------
                           $92,456            $78,647
                           =======            =======

      The Company had approximately $4 million of inventory in excess of its normal short-term needs for certain product lines at March 31, 1998. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and that a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.

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

      The following is a reconciliation of the numerator (net income) and denominator (number of shares) used in the basic and diluted EPS calculation:

(Dollar amounts, in thousands)

                                        Three Months Ended March 31,
                                       -------------------------------
                                         1998                   1997
                                       --------               --------
Basic:
   Net income (loss)                   $  7,927               $( 5,951)
   Average Common
      Shares Outstanding                 34,781                 34,179
                                       --------               --------

Basic EPS                              $   0.23               $(  0.17)
                                       ========               ========

Diluted:
   Net income (loss)                   $  7,927               $( 5,951)
   Average Common
      Shares Outstanding                 34,781                 34,179
   Stock options                          1,740                     --
Total Shares                             36,521                 34,179
                                       --------               --------

Diluted EPS                            $   0.22               $(  0.17)
                                       ========               ========


      Common equivalent shares of 1,222,000 have been excluded from the calculation of dilituve earnings per share for the three months ended March 31, 1998 as their effect is anti-dilutive.

4. LITIGATION

      The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no trial date has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

5. COMPREHENSIVE NET INCOME

           The Company has adopted the provisions of Statement of Financial Accounting Standards No. 132, "Reporting Comprehensive Income", effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income which are excluded from net income are not significant, individually or in the aggregate, and therefore, no separate statement of comprehenisve income has been presented.

6. SUBSEQUENT EVENT

      On May 11, 1998 Diamond Multimedia Systems, Inc. announced that it entered into an agreement to acquire Micronics Computers, Inc. ("Micronics") at a price of $2.45 per share, or approximately $31.6 million, to be consummated as a cash tender offer. Micronics is a supplier of high-performance system boards and multimedia peripherals for personal computers. The acquisition, if completed, will be treated as a purchase for accounting purposes and is subject to regulatory approval and other customary conditions. The Company expects to take a one-time charge during the second quarter in connection with the acquisition of Micronics.


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

OVERVIEW

      Diamond Multimedia Systems, Inc. ("Diamond" or the "Company") designs, develops, manufactures and markets multimedia and connectivity products for IBM-compatible personal computers ("PCs"). The Company is a leading supplier of graphics and multimedia accelerator subsystems for PCs, and is expanding its position in the interactive multimedia market by providing advanced solutions for home, business and professional desktop computer users, enabling them to create, access and experience compelling new media content from their desktops and through the Internet. Diamond accelerates multimedia from the Internet to the hard drive with products that include the Stealth series of media accelerators, the Monster series of entertainment 3D and audio accelerators, the Fire series of professional 3D graphics and SCSI accelerators, and the Supra(R) series of modems. Headquartered in San Jose, CA, Diamond has sales, marketing and technical facilities in several locations including Vancouver (WA), Albany
(OR), Atlanta (GA), Dallas (TX), Singapore, Sydney, Hong Kong, Seoul, Tokyo, Starnberg (Germany), Saarbrecken (Germany), Paris, and Winnersh (U.K.). Diamond's products are sold through regional, national and international distributors as well as directly to major computer retailers, VARs and OEMs worldwide.

NET SALES

     Net sales for the first quarter of 1998 increased $73.8 million (66%) to $186.2 million compared to the first quarter of 1997. The increase in net sales was primarily attributable to strong shipments of the Viper and Monster 3D series of graphic accelerator cards as well as an increase in sales of the Fire series of professional 3D graphics.

     As a percentage of net sales, international net sales represented 46% of net sales in the first quarter of 1998 compared to 30% of net sales in the first quarter of 1997. The increase in the percentage of international sales was primarily due to significant increases in product shipments to Europe in the first quarter of 1998 relative to the corresponding prior year period. Additionally, the percentage of international net sales derived from shipments to countries outside of Europe also increased, albeit at a slower rate than in Europe, in the first quarter of 1998 compared to corresponding prior year period.

      In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and is expected to continue through 1998, controller and memory chip selection and the timely introduction of new products have been and will continue to be critical factors. The Company expects that the timing and speed of the PCI-to-AGP bus transition and the SGRAM-to-SDRAM memory transition are likely to lead to an excess inventory of PCI and SGRAM-based products at the Company and in the distribution channel that is likely to result in lower average selling prices, lower gross margins, end-of-life inventory write-offs, and higher price protection charges during the second quarter of 1998. The Company estimates and accrues for potential inventory write-offs and price protection charges. However, there can be no assurance that these estimates and accruals will be sufficient, and additional inventory write-offs and price protection charges may be required, the result of which could have a material effect on operating results during the second quarter of 1998.

      Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net sales and gross profit. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in net sales during one or more accounting periods. This situation may also result in price protection charges as prices are decreased, having an adverse impact on operating results. While the Company believes that its Channel Inventory Levels for many of its products are appropriate at this time, there are certain products which currently have a Channel Inventory Level that is higher than desirable. The Company accrues for potential price protection on unsold channel inventory. However, there can be no assurance that these estimates or accruals will be sufficient. Should the estimates or accruals not be sufficient, additional price protection charges may be required, the result of which could have a material adverse effect on operating results during the second quarter of 1998.

GROSS MARGIN

      Gross profit for the first quarter of 1998 increased $22.0 million to $41.6 million compared to $19.6 million in the first quarter of 1997. Gross margin (gross profit as a percentage of net sales) increased to 22.4% of net sales during the first quarter of 1998 from 17.4% for the first quarter of 1997. The increase was primarily due to the relatively high margin obtained from the Company's Viper, Monster 3D and Fire GL series of graphic accelerator cards, which experienced strong shipments in the first quarter of 1998. Further, the gross margin was positively impacted by significantly higher shipment volume levels over which indirect manufacturing costs could be absorbed.

RESEARCH AND DEVELOPMENT

     Research and development (R&D) expenses increased $1.4 million (25%) to $7.1 million for the first quarter of 1998, compared to the corresponding period in 1997. This increase was primarily due to higher personnel-related expenses and the material and outside service costs associated with new product development, including products that will offer various functions or combinations of functions including graphics, digital video, 3D animation, 3D CAD, sound, modem, telephony and other functions increasingly being implemented on personal computers. As a percentage of sales, R&D expenses were 3.8% and 5.1% in the first quarter of 1998 and 1997, respectively. The decrease in expenses as a percentage of net sales is primarily attributable to the increase in net sales during the first quarter of 1998 compared to the first quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative (SG&A) expenses increased $0.6 million (3%) to $23.2 million for the first quarter of 1998 compared to the first quarter of 1997. This increase in expense was partially offset by a decline in sales and promotional expenses, including fewer expenses attributable to channel sales incentive programs during the first quarter of 1998 compared to the first quarter of 1997. As a percentage of sales, SG&A expenses were 12.4% and 20.0% in the first quarter of 1998 and 1997, respectively. The decrease in expenses, as a percentage of sales, is primarily from the increase in net sales during the first quarter of 1998 compared to the corresponding period of 1997.

AMORTIZATION OF INTANGIBLE ASSETS

     The Company incurred amortization expense of $0.2 million in the first quarter of 1998 compared to $1.3 million in the corresponding prior year period. The decrease in expense in the first quarter of 1998 is primarily due to the write-off of $9.9 million of intangible assets during the second quarter of 1997 which significantly reduced the remaining outstanding balance to be amortized. These expenses relate to amortization of purchased technology and goodwill from the Supra Corporation and SPEA Software AG acquisitions, which occurred in the third and fourth quarters of 1995, respectively. This decrease in expense was offset in part by amortization expense arising from the $2 million of goodwill created by Company's acquisition of Binar Graphics, Inc. which occurred in November 1997.

NET INTEREST INCOME (EXPENSE) AND OTHER EXPENSE

      Net interest income was $0.3 million and $0.5 million in the first quarter of 1998 and 1997, respectively. Net interest income declined due to higher interest expense incurred because of larger average borrowings outstanding during the first quarter of 1998 compared to the first quarter of 1997. Other expense remained relatively flat during the first quarters of 1998 and 1997.

PROVISION (BENEFIT) FOR INCOME TAXES

      The Company's effective tax rate in the first quarter of 1998 was 30% compared to an income tax benefit rate of 37% for the corresponding period in 1997 when a pre-tax loss was incurred. Differences from the statutory rate consisted principally of the effect of state income taxes, federal tax-exempt interest income and the research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $8.9 million during the first quarter of 1998. Operating activities provided $14.5 million in cash, and the primary sources of cash were as follows: net income of $7.9 million; a decrease in income taxes receivables and a decrease in trade accounts payable and other liabilities of $19.0 million and $3.2 million, respectively, and depreciation and amortization expense of $1.7 million. These sources of cash from operating activities were offset in part by an increase in inventories, net of the provision for obsolescence, of $13.8 million, and an increase in trade receivables, net of the provision for doubtful accounts of $4.0 million.

      The Company used $6.7 million in cash from investing activities for the purchase of property and equipment of $4.7 million and purchases of short-term investments of $2.0 million. Net cash provided by financing activities was $1.1 million, primarily due to proceeds of $23.0 million from term loans and revolving credit facilities and proceeds of $2.4 million from the issuance of common stock. These proceeds were partially offset by payments and maturities of term loans and revolving credit facilities of $24.0 million.

      At March 31, 1998, the Company had $94.8 million of cash and cash equivalents and $6.1 million of short-term investments. Further, as of such date, the Company had lines of credit and bank credit facilities totaling $61.2 million, of which $24.2 million was unused and available.

      The Company expects to spend approximately $12 million for capital equipment in 1998, principally relating to computer and office equipment and including, in particular, an enhanced enterprise-wide business management, resource planning and decision support application.

      On May 11, 1998 Diamond Multimedia Systems, Inc. announced that it entered into an agreement to acquire Micronics Computers, Inc. ("Micronics") at a price of $2.45 per share, or approximately $31.6 million, to be consummated as a cash tender offer. Micronics is a supplier of high-performance system boards and multimedia peripherals for personal computers. The acquisition, if completed, will be treated as a purchase for accounting purposes and is subject to regulatory approval and other customary conditions. The Company expects to take a one-time charge during the second quarter in connection with the acquisition of Micronics.

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

      Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. The second and third quarters of 1997 comprised such a period due to the transition from older slower speed modems and 2D graphics products to new higher speed modems and 3D graphics products. In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and is expected to continue through 1998, controller and memory chip selection and the timely introduction of new products have been and will continue to be critical factors. The Company expects to see the effects of the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition in the second quarter of 1998, which will result in significant pricing pressures on the Company's remaining PCI-based and SGRAM-based graphics inventory and the inventory of such products in the distribution channel. As a result, the net sales and gross margins of the Company are likely to be materially and adversely affected by declining prices for the PCI-based and SGRAM-based products and any significant price protection claims associated with such price declines. Also, as is common in the personal computer industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter. In addition, from time to time, a significant portion of the Company's net sales may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

      Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in net sales in a given quarter may materially impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory levels during the quarter to match the level of net sales for the quarter. Excess inventory could also result in cash flow difficulties as well as added costs of goods sold and expenses associated with inventory write-offs or sell-offs. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its component purchases and inventory levels, thereby experiencing periodic shortages of inventory and delivery delays, and negatively impacting its net sales, market share and customer satisfaction levels in the current quarter or in future quarters. There can be no assurances that such an occurrence will not adversely impact the Company operating results.

DECLINING SELLING PRICES AND OTHER FACTORS AFFECTING GROSS MARGINS

      The Company's markets are characterized by intense ongoing competition and coupled with a past history and a current trend of declining average selling prices. A decline in selling prices may cause the net sales in a quarter to be lower than the revenue of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is likely that the Company's average selling prices will decline, and that the Company's net sales and margins may decline in the future, from the levels experienced to date. (See also Short Product Life Cycles; Dependence on New Products) The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products, including its modems, 3D graphics accelerators, SCSI I/O host bus adapters and 3D audio accelerators products, some of which have been impacted from time-to-time by a scarcity in the supply of associated chipsets and other components. For example, the recent agreement by Symbios (the sole supplier of the Company's SCSI controllers) to be acquired by Adaptec (the Company's chief competitor in the SCSI host bus adapter card market) may, if such acquisition is consummated, result in the unavailability of SCSI controllers for the Company's SCSI products, or the unavailability of such controllers or software support under economically reasonable prices, terms, conditions or timing. Additionally, the acquisition, if consummated, may lead to caution or reluctance on the part of the Company's customers or potential customers, both direct and indirect, to do business with Adaptec's competitors who have historically used Symbios controllers.

       In addition, the Company's net sales, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAM, SDRAM, SGRAM or RDRAM memory, DVD drives, multimedia controller chips or bundled software, decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer. For example, operating results were negatively impacted in the second and third quarters of 1996 by declining market prices for the Company's products, caused in part by a sharp reduction in the market price for DRAMs. The Company might experience such declining prices and tighter margins in the second quarter of 1998 due to the effect of product transitions, including the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition. Conversely, an increase in the price of semiconductor components that are in scarce supply, such as high-speed DRAMs, may adversely impact the Company's gross margin due to higher unit costs, and a decrease in the supply of such semiconductor components may adversely impact the Company's net sales due to lower unit shipments.

SEASONALITY

      The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth quarter of each year and is generally slower in the period from April through August. This seasonality may become more pronounced and material in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel, that PCs become more consumer-oriented or entertainment-driven products, or that the Company's net sales becomes increasingly based on entertainment-centric products. Also, to the extent the Company is successful in expanding its European operations, it may experience relatively weak demand in third calendar quarters due to historically weak summer sales in Europe.

MANAGEMENT OF GROWTH

     In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. In addition, through its acquisitions of Supra in September 1995 and Spea in November 1995, the Company increased the scope of its product lines and multinational operations. This expansion in scope has resulted in a need for significant investment in infrastructure, processes and information systems, as well as the integration of the operations of Supra and Spea into the Company's infrastructure. This requirement includes, without limitation: Securing adequate financial resources to successfully integrate and manage the acquired businesses; retention of key employees; integration of management information, product data management, control and telecommunications systems; consolidation of geographically dispersed manufacturing and distribution facilities; consolidation and coordination of suppliers; rationalization of distribution channels; establishment and documentation of business processes; and integration of various functions and groups of employees. Each of these requirements poses significant, material challenges. For example, the Company established a restructuring reserve in the second quarter of 1997 to account for the expected expenses of, among other actions, integrating customer service and distribution from Supra into Diamond, transitioning manufacturing from Supra's facility in Oregon to a subcontractor facility in Mexico, and integrating technical support from Diamond's San Jose, California facility to Supra's technical support organization in Oregon. Moreover, Spea historically has not been profitable and the Company's management took significant steps to reduce expenses at Spea and integrate its operations with those of the Company. Accordingly, the Company reorganized Spea to function principally as follows: a product localization and marketing operation for Europe; a sales, technical support and customer service operation for Central Europe; and a product development and launch facility for professional 3D graphics, including CAD and digital animation, for the Company's worldwide markets. The Company discontinued manufacturing, test, packaging and logistics operations at Spea effective October 1, 1996. Prior to its acquisition by the Company, Spea made certain investments including entering into the shared ownership (at 49.5%) with Philips Semiconductor (at 50.5%) of a 3D graphics semiconductor design subsidiary, SP3D. The Company's 49.5% ownership of SP3D is carried on the Company's balance sheet at approximately $3.4 million. Philips Semiconductor has full day-to-day operating management control of SP3D and holds the majority of seats on the SP3D board. There can be no assurance that the Company will be able to achieve a reasonable return on this asset, or that the asset will not need to be written down, in whole or in part, during subsequent accounting periods.

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

SHORT PRODUCT LIFE CYCLES; DEPENDENCE ON NEW PRODUCTS

      The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. The Company must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer needs and meet customer requirements. To do this, the Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its new products, as well as the timing of the introduction of such new products, all of which may impair the orders for or the prices of the Company's existing products. The success of new product introductions depends on various factors, some of which are outside the Company's direct control. Such factors may include: selection of new products; selection of controller or memory chip architectures; timely completion and introduction of new product designs; trade-offs between the time of first customer shipment and the optimization of software for speed, stability and compatibility; development of supporting content by independent software application vendors; development and production of collateral product literature; prompt delivery to OEM accounts of prototypes; support of OEM prototypes; ability to rapidly ramp manufacturing volumes; and coordination of advertising, press relations, channel promotion and VAR evaluation programs.

        In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and is expected to continue through 1998, controller and memory chip selection and the timely introduction of new products have been and will continue to be critical factors. The Company expects to see the effects of the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition in the second quarter of 1998, which will result in significant pricing pressures on the Company's remaining PCI-based and SGRAM-based graphics inventory and the inventory of such products in the distribution channel. As a result, the net sales and gross margins of the Company are likely to be materially and adversely affected by declining prices for the PCI-based and SGRAM-based products and any significant price protection claims associated with such price declines. In addition, in the current transition from the widely accepted V.34 modem protocol (33.6Kbps) through the new higher speed proprietary K56flex and x2 protocols (56Kbps) to the new international standard V.90 protocol (56Kbps), the chip selection to implement and deploy such a standard and the industry alliances to convert such support into revenue and market share have been and will continue to be critical factors. There can be no assurance that the Company will select the proper chips to implement and support its efforts in the various markets or that the Company will execute its strategy in a timely manner during this transition period.

      Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space and OEM design wins in future periods. Moreover, because of the short product life cycles coupled with the long lead times for procuring many of the components used in the Company's products, the Company may not be able, in a timely manner, or at all, to reduce its component procurement commitments, software license commitments, production rates or inventory levels in response to unexpected delays in product launch, shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if such demand increases are in a new product or new technology area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product or component unavailability. The Company expects that the timing and speed of the PCI-to-AGP bus transition and the SGRAM-to-SDRAM memory transition are likely to lead to an excess inventory of PCI and SGRAM-based products at the Company and in the distribution channel that is likely to result in lower average selling prices, lower gross margins and higher price protection charges during the second quarter of 1998. The Company estimates and accrues for potential inventory write-offs and price protection charges. However, there can be no assurance that these estimates and accruals will be sufficient, and additional inventory write-offs and price protection charges may be required, the result of which could have a material effect on operating results during the second quarter of 1998.

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

      Microsoft has announced that it expects to release for initial end-user shipment in June 1998 a new operating system, Windows 98, an upgrade to the Windows 95 operating system. The Company expects that there will be hesitation on the part of end users to purchase new computer equipment incorporating Windows 95 as the date of the introduction of Windows 98 nears, and possibly for a period of time immediately following such introduction. If an unusually large number of customers delay purchase of new systems, or add-on multimedia peripherals, such a delay could affect the short term timing of the sales of the Company which may have a negative effect on the Company's results in the second and third quarters of 1998.

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

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

      Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally declining prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-release publicity surrounding the release of Windows 95 may have contributed to a slowing of the consumer PC market in the summer of 1995. Moreover, a similar reaction has likely occurred in the modem market as a result of the announcements of modems based on 56 Kbps technology which became available in 1997, or in the overall PC market in anticipation of Intel Corporation's transition to MMX-based microprocessors during 1997. Additionally, the substantial publicity by Intel Corporation for its MMX technology may have confused and slowed the market for add-in multimedia accelerators, such as those sold by the Company, during the first half of 1997. If so, these effects may continue into future periods for these or similar events. Other anticipated new product releases that may influence future market growth or the timing of such growth include Microsoft's expected release of its Windows 98 operating system in June 1998, Intel's release of its Pentium II CPU and the associated chipsets supporting the AGP and 2x AGP architectures, and Intel's release of its "Merced" workstation CPU slated for first customer shipment in 1999.

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

      If the Company or any of its competitors were to announce a product that the market viewed as having more desirable features or pricing than the Company's existing products, demand for the Company's existing products could be curtailed, even though the new product is not yet available. For example, the Company's next-generation eight-megabyte SDRAM-based graphics accelerators, due to commence shipment in the second quarter of 1998, has a memory cost component roughly equivalent to four-megabyte SGRAM-based graphics accelerators. There can be no assurance that market anticipation of this new product release or similar competitive releases will not reduce demand for the Company's current graphics products and materially and adversely affect the Company's operating results for the second quarter of 1998. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they might postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, even though potentially positive in the longer term, can negatively impact the Company's operating results in the short term.

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

     The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly chipsets that provide graphics, digital video, DVD, television (TV), sound or other multimedia functions, random access memory (including DRAM, RDRAM, SDRAM and SGRAM) chips, and speakerphone modem and fax/modem chipsets. Although the price and availability of many semiconductor components improved during 1996 and 1997, these components are periodically in short supply and on allocation by semiconductor manufacturers. For example, it is expected that the Company may experience substantial constraints in the supply of high-performance SGRAMs and high-performance 3D graphics chips for the foreseeable future. There can be no assurances that the Company can obtain adequate supplies of such components, or that such shortages or the costs of these components will not adversely affect future operating results. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia and communications ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical or competitive cost levels. Conversely, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin and profitability. In addition, such inventory sell-offs by the Company or its competitors could trigger channel price protection charges, further reducing the Company's gross margins and profitability.

      As noted above, supply and demand conditions for semiconductor components are unpredictable and may change from time to time. During periods of oversupply, prices are likely to fall and certain vendors of such semiconductor chips may liquidate their inventories in a rapid manner. If such semiconductor vendors are suppliers to the Company's competitors, then such actions could enable competitors of the Company to enjoy a cost advantage vis-a-vis the Company, and any resultant price reduction for such competitors' products could force the Company to reduce its prices, thereby depressing the Company's net sales and gross margins in one or more operating periods. For example, the recent agreement by Symbios (the sole supplier of the Company's SCSI controllers) to be acquired by Adaptec (the Company's chief competitor in the SCSI host bus adapter card market) may, if such acquisition is consummated, result in the unavailability of SCSI controllers for the Company's SCSI products, or the unavailability of such controllers or software support under economically reasonable prices, terms, conditions or timing. Additionally, the acquisition, if consummated, may lead to caution or reluctance on the part of the Company's customers or potential customers, both direct and indirect, to do business with Adaptec's competitors who have historically used Symbios controllers.

      During periods of component oversupply and associated price deflation, customers of the Company, particularly those comprising channels that do not receive price protection from the Company, may seek to draw down the inventory that they hold since such inventory likely would bear a price deflation risk. As a consequence, the Company may see its orders, unit shipments or average selling prices depressed from time to time during such price-deflation and inventory-reduction periods, including potentially the second quarter of 1998, which could adversely affect net sales and gross margin in the related operating period or periods.

      When the PC or PC peripherals markets emerge from a period of oversupply, such as that experienced in the second quarter of 1997, certain manufacturers, distributors and resellers may be unprepared for a possible rapid increase in market demand. Accordingly, the Company may not have sufficient inventory, scheduled component purchase orders or available manufacturing capacity to meet any rapid increase in market demand, thereby missing orders and revenue opportunities, causing customer dissatisfaction and losing market share. The Company experienced such a situation in the second half of 1997 and in the first quarter of 1998 as the Company experienced a shortage of various components, restricting the Company's ability to manufacture quantities of certain products in sufficient quantities or in a linear fashion during the quarter to meet market demand. For certain products, the Company continues to experience such restrictions in the second quarter of 1998. In addition, the Company believes that in the near term the Company will continue to be subjected to restricted supply and increasing prices on certain semiconductor components including certain graphics controllers and memories. The inability of the Company to obtain product components at their historical or planned cost levels, resulting in the Company being forced to pay higher prices to achieve timely delivery, would directly affect the cost of the Company's products and could materially and adversely affect the Company's gross margin. There can be no assurance that the Company will be able to obtain adequate supplies of components or that such shortages or the costs of these components will not adversely impact the Company's future operating results. Conversely, there can be no assurance that the Company will not see the value of its inventory depreciate if components in a shortage condition emerge from that condition and experience a significant oversupply condition. For example, this situation may occur during the second quarter of 1998 with certain graphics chips that support only SGRAM memory.

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

DEPENDENCE ON GRAPHICS AND MULTIMEDIA ACCELERATOR MARKET

      Sales of graphics and multimedia accelerator subsystems accounted for greater than 80% and 65% of the Company's net sales in the first quarter of 1998 and 1997, respectively. Although the Company has introduced DVD and audio subsystems, ISDN adapters and SCSI host bus adapters, and has entered the PC modem and communications market through the acquisition of Supra Corporation, graphics accelerator subsystems are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

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

RISKS ASSOCIATED WITH RECENTLY ANNOUNCED ACQUISITION

      In addition to the risks described under "-Management of Growth," the Company faces significant risks associated with its proposed acquisition of Micronics Computers, Inc. ("Micronics"). There can be no assurance that the Company will realize the benefits of this transaction. In order to successfully integrate Micronics, the Company must, among other things, retain key personnel; integrate, from an engineering, manufacturing and sales and marketing perspective, the acquired business into the Company's overall operations; and consolidate excess facilities. The diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the integration process, could have a material adverse effect on the Company's operating results. See Note 6 of Notes to Consolidated Condensed Financial Statements.

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

Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net sales and gross profit. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in net sales during one or more accounting periods. This situation may also result in price protection charges as prices are decreased, having an adverse impact on operating results. While the Company believes that its Channel Inventory Levels for many of its products are appropriate at this time, there are certain products which have a Channel Inventory Level that is higher than desirable. The Company accrues for potential price protection on unsold channel inventory. However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future price reductions will not have a material adverse effect on operating results, including during the second quarter of 1998.

PRODUCT RETURNS; PRICE PROTECTION

      The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. Moreover, certain of the Company's retail customers will readily accept returned product from their own retail customers, and these returned products are, in turn, returned to the Company for credit. The Company estimates returns and accrues for potential price protection on unsold channel inventory. The Company expects significant price protection charges due to the transition from PCI to AGP-based graphics accelerators and from SGRAM to SDRAM-based graphics accelerators during the second quarter of 1998. However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies such as the new 56 Kbps modem and 3D graphics technologies, and the difficulty in predicting future sales through the distribution channels to the final end customer all increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystems industry could result in significant and unforeseen product returns, with such returns creating a material adverse effect on the Company's financial performance. In addition, there can be no assurance that new product introductions by competitors or other market factors, such as the integration of graphics acceleration or modem connectivity by OEMs onto system motherboards, will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's gross margins.

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

OEM CUSTOMER RISKS

      The Company currently has a limited number of OEM customers. While the Company is seeking to increase its sales to OEMs, certain OEMs maintain internal add-in subsystem design and manufacturing capabilities or have long-standing relationships with competitors of the Company, and there can be no assurance that the Company will be successful in its efforts to increase its OEM sales. Moreover, developing supplier relationships with major PC systems OEMs and installing the processes, procedures and controls required by such OEMs can be an expensive and time-consuming process, and there can be no assurance that the Company will achieve an acceptable financial return on this investment. Further, to the extent that PC systems OEM's selection criteria are weighted toward multimedia subsystem suppliers that have their own captive SMT manufacturing operations, then the Company's sole reliance on outside SMT subcontract manufacturers may be a negative factor in winning such PC systems suppliers' OEM contracts.

      It is expected that OEM revenue will carry a lower gross margin percentage compared to sales to other channels due to perceived lower expenses to support such OEM revenue and the buying power exercised by large OEMs. Furthermore, many large OEMs require that distribution hubs be established local to their factories to supply such factories on very short notice. Such hubs represent a cash drain on the Company to support the required inventory, and a product obsolescence and inventory write-off risk as the price of such inventory may decline or reach the end of its useful life or design-in life before such inventory, which may be specific to a certain OEM, is completely consumed. The Company's contractual relationship with Dell Computer Corporation may represent such a product obsolescence and inventory write-off risk.

      The Company's products are priced for and generally aimed at the higher performance and higher quality segment of the market. Therefore, to the extent that OEMs focus on low-cost solutions rather than high-performance solutions, an increase in the proportion of the Company's sales to OEMs may result in an increase in the proportion of the Company's revenue that is generated by lower-selling-price or lower-gross-margin products, particularly with respect to the Company's audio and modem products, which could adversely affect future gross margins and operating results of the Company.

RAPID TECHNOLOGICAL CHANGE

      The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. For example, 3D technology is evolving rapidly in the graphics and audio markets, memory architectures and speeds are changing rapidly, and DVD and MPEG-2 decryption techniques and navigation technologies are still being refined. Product life cycles in the Company's markets frequently range from six to twelve months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionalities that meet changing customer requirements in a cost-effective manner. Further, if the Company is successful in the development and market introduction of new products, it must still correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where the Company's customers are not the final end customers. Moreover, whenever the Company launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are impacted by such new products, as well as any resulting price protection charges and Stock Rotations from its distribution channels. In the second quarter of 1998, the Company expects to face product technology cycle challenges in the PCI-to-AGP graphics bus transition, the SGRAM-to-SDRAM memory architecture transition and the K56flex to V.90 modem protocol transition.

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

      The Company's international sales can also be affected if inventory sold by the Company to its international distributors and OEMs and held by them or their customers does not sell through to final end customers, which may impact international distributor or OEM orders in the succeeding periods. The Company believes that it generally has less information with respect to the inventory levels held by its international OEMs and distributors as compared to their domestic counterparts, and that the supply chain to such international customers is longer, and that therefore the Company generally has less visibility on how this held inventory might affect future orders to and sales by the Company. In the event that international OEMs or distributors change their desired inventory levels, there can be no assurance that the Company's net sales to such customers will not decline at such time or in future periods, or that the Company will not incur price protection charges with respect to such customers.

INFORMATION TECHNOLOGY AND TELECOMMUNICATIONS SYSTEMS

      The Company is currently making significant investments in establishing systems, processes and procedures to more efficiently and effectively manage its worldwide business and enable communications and data sharing among its employees and various business units. This effort comprises a significant investment of expense and capital funds, as well as a drain on management resources, for the installation of information technology ("IT") and telecommunications equipment and IT applications. As part of this program to install IT systems throughout the Company, management has begun installation of an enhanced enterprise-wide business management, resource planning and decision support application. Further, in order to more effectively manage the Company's business and avert Year 2000 issues, the Company is implementing this new ERP application and the associated IT equipment in order for it to be fully operational no later than by the beginning of 1999. Such an effort is expected to comprise a further substantial investment of expenses and management resources by the Company.

YEAR 2000 COMPLIANCE

      Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the result of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. See "--Information Technology and Telecommunications Systems."

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

PROPRIETARY RIGHTS

      While the Company had 4 issued U.S. Patents and 18 pending U.S. Patent Applications at March 31, 1998, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated the proprietary rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce proprietary rights of the Company or to defend the Company against claimed infringement of the proprietary rights of others.

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

DEPENDENCE ON KEY PERSONNEL

      The Company's future success will depend to a significant extent upon the efforts and abilities of its senior management and professional, technical, sales and marketing personnel. The competition for such personnel is intense, particularly in the San Jose, California area ("Silicon Valley"). There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the additional key personnel that it requires. The loss of services of one or more of its key personnel or the inability to add or replace key personnel could have a material adverse effect on the Company. The salary, performance bonus and stock option packages necessary to recruit or retain key personnel, particularly in Silicon Valley, may significantly increase the Company's expense levels or result in dilution to the Company's earnings per share. The Company does not carry "key person" life insurance on any of its employees.

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

     The Company is also party to other claims and pending legal proceedings that generally involve employment and patent issues. These cases are, in the opinion of management, ordinary and routine matters incidental to the normal business conducted by the Company. In the opinion of management, the ultimate disposition of such proceedings will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities laws and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. These cases are in the early stages and no trial date has been set. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            A.    Exhibit

                  Exhibit #     Description of Document
                  ---------     -----------------------
                  10.27         Line of Credit Agreement between the
                                Registrant and Imperial Bank dated
                                January 23, 1998.

                  27.1          Financial Data Schedule

            B.    Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DIAMOND MULTIMEDIA SYSTEMS, INC.


Date:   May 14, 1998           /s/  William J. Schroeder
                               ------------------------------------------
                               William J. Schroeder
                               President and Chief Executive Officer


Date:   May 14, 1998           /s/  James M. Walker
                               ------------------------------------------
                               James M. Walker
                               Senior Vice President and
                               Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number              Description
-------             -----------

10.27 Line of Credit Agreement between the Registrant and Imperial Bank dated January 23, 1998.

27.1                Financial Data Schedule