Form 10-Q
period 1998-06-30
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1998-08-14
CIK 936734

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                2880 JUNCTION AVENUE, SAN JOSE, CALIFORNIA 95134
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (408) 325-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares outstanding of the registrant's common stock at June 30, 1998 was 35,171,716.

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

                               INDEX TO FORM 10-Q



                                                                                           Page
                                                                                           ----
         PART I - FINANCIAL INFORMATION:


         ITEM 1- Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998
                  and December 31, 1997                                                     3

                  Consolidated Statements of Operations for the three
                  and six months ended June 30, 1998 and 1997                               4

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1998 and 1997                           5

                  Notes to Consolidated Financial Statements                                6

         ITEM 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                           8


         PART II - OTHER INFORMATION

         ITEM 1 - Legal proceedings                                                        29

         ITEM 2 - Changes in securities                                                    30

         ITEM 3 - Defaults Upon Senior Securities                                          30

         ITEM 4 - Submission of Matters to a Vote of Security Holders                      30

         ITEM 5 - Other Information                                                        31

         ITEM 6 - Exhibits and Reports on Form 8-K                                         31

         SIGNATURES                                                                        32

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           JUNE 30,         DECEMBER 31,
                                                                             1998              1997
                                                                           ---------         ---------
                               ASSETS

Current assets:
  Cash and cash equivalents                                                $ 109,137         $  85,929
  Short-term investments                                                       6,073             4,136
  Trade accounts receivable, net of allowance for doubtful accounts of $2,232 and $2,440 as of June 30, 1998 and
    December 31, 1997                                                        102,149            98,777
  Inventories                                                                 93,859            78,647
  Prepaid expenses and other current assets                                    9,477             6,350
  Income taxes receivable                                                      6,621            24,929
  Deferred income taxes                                                       14,679            14,679
                                                                           ---------         ---------
       Total current assets                                                  341,995           313,447

  Property, plant and equipment, net                                          30,375            15,216
  Other assets                                                                24,444             3,616
  Goodwill and other intangibles, net                                          4,787             5,275
                                                                           ---------         ---------
       Total assets                                                        $ 401,601         $ 337,554
                                                                           =========         =========

                             LIABILITIES

Current liabilities:
  Current portion of long-term debt                                        $  49,954         $  36,455
  Trade accounts payable                                                     100,812            98,764
  Accrued liabilities                                                         63,662            17,667
  Income taxes payable                                                           145             2,274
                                                                           ---------         ---------
       Total current liabilities                                             214,573           155,160
Long-term debt, net of current portion                                         1,718             1,873
                                                                           ---------         ---------
       Total liabilities                                                     216,291           157,033
                                                                           ---------         ---------

                        STOCKHOLDERS' EQUITY

Preferred stock, par value $.001; Authorized - 8,000 shares at
     June 30, 1998 and December 31, 1997; none issued and
     outstanding                                                                  --                --
Common stock, par value $.001;
  Authorized - 75,000 at June 30, 1998 and December 31, 1997
  Issued and outstanding - 35,171 at June 30, 1998 and 34,491
     at December 31, 1997                                                         36                34
Additional paid-in capital                                                   313,021           307,877
Distributions in excess of net book value                                    (56,775)          (56,775)
Accumulated deficit                                                          (70,972)          (70,615)
                                                                           ---------         ---------
   Total stockholders' equity                                                185,310           180,521
                                                                           ---------         ---------
     Total liabilities and stockholders' equity                            $ 401,601         $ 337,554
                                                                           =========         =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   ------------------                  ----------------
                                                        JUNE 30,                           JUNE 30,
                                                        --------                           --------
                                                1998              1997              1998              1997
                                              ---------         ---------         ---------         ---------
Net sales                                     $ 172,347         $  52,982         $ 358,543         $ 165,384
Cost of sales                                   151,884            76,100           296,454           168,917
                                              ---------         ---------         ---------         ---------
      Gross profit                               20,463           (23,118)           62,089            (3,533)
                                              ---------         ---------         ---------         ---------
Operating expenses:
  Research and development                        7,168             6,529            14,260            12,221
  Selling, general and administrative            23,747            22,572            46,905            45,083
  Amortization of intangibles                       244             1,343               488             2,659
  Write-off of intangibles                           --             9,983                --             9,938
  Restructuring expenses                          1,384                --             1,384                --
                                              ---------         ---------         ---------         ---------
       Total operating expenses                  32,543            40,382            63,037            69,901
                                              ---------         ---------         ---------         ---------
Loss from operations                            (12,080)          (63,500)             (948)          (73,434)

Interest income, net                                157               494               493             1,037
Other income (expense), net                          89               788               (55)              733
                                              ---------         ---------         ---------         ---------
Loss before benefit from income taxes           (11,834)          (62,218)             (510)          (71,644)

Benefit from income taxes                        (3,550)          (18,109)             (153)          (21,604)
                                              ---------         ---------         ---------         ---------

Net loss                                      ($  8,284)        ($ 44,109)        ($    357)        ($ 50,060)
                                              =========         =========         =========         =========

Net loss per share:
       Basic                                  ($   0.24)        ($   1.29)        ($   0.01)        ($   1.46)
       Diluted                                ($   0.24)        ($   1.29)        ($   0.01)        ($   1.46)

Shares used in per share calculations:
       Basic                                     34,991            34,254            34,799            34,217
       Diluted                                   34,991            34,254            34,799            34,217



  The accompanying notes are an integral part of these consolidated condensed financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                          1998              1997
                                                                        ---------         ---------
Cash flows from operating activities:
       Net loss                                                         ($    357)        ($ 50,060)
       Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                     3,543             5,222
          Provision for doubtful accounts                                  (2,053)              772
          Provision for excess and obsolete inventories                   (10,851)            6,200
          Loss on disposal of fixed assets                                     --               232
          Write-off of intangibles                                             --             9,938
          Deferred income taxes                                                --           (19,687)
       Changes in assets and liabilities:
          Trade accounts receivables                                       (1,112)           41,050
          Inventories                                                        (103)            4,722
          Prepaid expenses and other assets                                (2,159)            2,205
          Income taxes receivable                                          18,308                --
          Trade accounts payable and other liabilities                      1,560           (22,194)
                                                                        ---------         ---------
     Net cash provided by (used in) operating activities                    6,776           (21,600)
                                                                        ---------         ---------

Cash flows from investing activities:
          Purchases of property and equipment                              (9,940)           (4,130)
          Liability for purchase of Micronics, net of net assets           10,970                --
               acquired
          Other equity investments                                         (1,150)               --
          Purchases of short-term investments                              (1,937)               --
                                                                        ---------         ---------
     Net cash used in investing activities                                 (2,057)           (4,130)
                                                                        ---------         ---------

Cash flows from financing activities:
          Proceeds from issuance of common stock                            5,146               877
          Repurchases of common stock                                          (1)               (5)
          Proceeds from term loans and revolving credit Facilities         54,024            78,123
          Payments and maturities of term loans and revolving
              credit facilities                                           (40,253)          (71,716)
          Repayments of capital lease financings                             (427)             (460)
                                                                        ---------         ---------
     Net cash provided by financing activities                             18,489             6,819
                                                                        ---------         ---------

Net increase (decrease) in cash and cash equivalents                       23,208           (18,911)
Cash and cash equivalents at beginning of period                           85,929           120,147
                                                                        ---------         ---------
Cash and cash equivalents at end of period                              $ 109,137         $ 101,236
                                                                        =========         =========

Supplemental Disclosure of cash flow information:
     Income taxes paid during the period                                $   3,474         $   1,400
                                                                        =========         =========
     Interest paid during the period                                    $   1,077         $     396
                                                                        =========         =========


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1997.

     Operating results for the quarter ended June 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.       INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                         June 30, 1998       December 31, 1997
                         -------------       -----------------
Raw materials               $32,435               $29,876
Work in process              41,334                40,286
Finished goods               20,090                 8,485
                            -------               -------
                            $93,859               $78,647
                            =======               =======

     The Company had approximately $6 million of inventory in excess of its normal short-term needs for certain product lines at June 30, 1998. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and that a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.

3.       COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share where applicable as their effect is antidilutive.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


     The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

(Dollar amounts, in thousands)


                               Three Months Ended June 30,        Six Months Ended June 30,
                               ---------------------------        -------------------------
                                  1998             1997             1998             1997
                                --------         --------         --------         --------
Basic:
   Net loss                     ($ 8,284)        ($44,109)        ($   357)        ($50,060)
   Average Common
      Shares Outstanding          34,991           34,254           34,799           34,217
                                --------         --------         --------         --------

Basic EPS                       ($  0.24)        ($  1.29)        ($  0.01)        ($  1.46)
                                ========         ========         --------         --------

Diluted:
   Net loss                     ($ 8,284)        ($44,109)        ($   357)        ($50,060)
   Average Common
      Shares Outstanding          34,991           34,254           34,799           34,217
   Stock options                      --               --               --               --
Total Shares                      34,991           34,254           34,799           34,217
                                --------         --------         --------         --------

Diluted EPS                     ($  0.24)        ($  1.29)        ($  0.01)        ($  1.46)
                                ========         ========         --------


     Common equivalent shares of 744,936 and 1,242,736 have been excluded from the calculation of dilituve earnings per share for the three and six months ended June 30, 1998, respectively, as their effect is anti-dilutive.

4.        MICRONICS ACQUISITION

     On June 26, 1998 the Company accepted for payment 11,616,380 shares of common stock of Micronics Computers, Inc. ("Micronics") at a price of $2.45 per share, or approximately $28.6 million. On July 9, 1998, the Company, through a wholly owned subsidiary, effected a merger with Micronics pursuant to Section 253 of the Delaware General Corporation Law. The Company estimates the total cost of the acquisition of all the shares of Micronics to be approximately $31.6 million. Cash payment for Micronics shares was delivered the first week of July 1998. Micronics is a supplier of high-performance system boards and multimedia peripherals for personal computers. The acquisition was treated as a purchase for accounting purposes. The Company's operating results for the three month and six month periods ending June 30, 1998 include four days of Micronics results, which were not material to the Company. As a result of the acquisition, the Company recorded approximately $1.4 million in restructuring charges to reflect severance and outplacement costs, the cost of closing the Micronics building and moving certain employees to existing Company facilities, and other integration expenses specifically associated with the acquisition. The Company's consolidated balance sheet as of June 30, 1998 reflects a preliminary allocation of the purchase price of Micronics. This resulted in an increase in cash, inventory, accounts receivable, other current assets, fixed assets and current liabilities. Assets acquired totaled $24.7 million while liabilities were $11.6 million. The difference between the acquisition cost, including approximately $1.1 million in acquisition expenses, and the fair market value of the acquired assets net of acquired liabilities will be allocated between in process technology expense and goodwill upon the completion of a valuation study. At the time of filing this Form 10-Q, the valuation

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

study is still in progress. When the study is completed, the results of operations for the quarter ended June 30, 1998 will be amended to reflect this in-process technology expense.

5.       LITIGATION

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

5.    COMPREHENSIVE NET INCOME

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income which are excluded from net income are not significant, individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.


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

NET SALES

    Net sales for the second quarter of 1998 increased $119.4 million (225%) to $172.3 million compared to $53 million for the second quarter of 1997 while sales for the first six months of 1998 increased $193.2 million (117%) to $358.5 million compared to $165.4 million for the corresponding prior year period. The increases in net sales for both periods were primarily attributable to shipments of the Monster 3D series of graphic accelerator cards as well as sales of the Company's other graphics products and modems.

    As a percentage of total net sales, international net sales represented 46% of net sales in the second quarter of 1998 compared to 47% of net sales in the second quarter of 1997. For the first six months of 1998, international sales were 46% of total net sales compared to 35% in the same period of 1997. Sales growth in Europe was higher than the growth in Asian and Latin American markets in both the second quarter of 1998 and the first six months of 1998 compared to the corresponding periods of 1997. European sales were 35% of net sales in the second quarter of 1998 and 35% of net sales in the first six months of 1998 compared to 23% and 21% of net sales, respectively, for the corresponding periods of 1997.

     The transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and is expected to continue through 1998, as well as the SGRAM-to-SDRAM memory transition, has led to excess inventory of PCI and SGRAM-based products at the Company and in certain distribution channels. When combined with seasonal softness in the personal computer market and competitive pricing pressures, the Company experienced lower average selling prices, significant price protection charges and lower gross margins during the second quarter of 1998 compared to the first quarter of 1998. In addition, higher than planned selling and marketing expenses were incurred and the Company wrote-off higher than normal amounts of excess and obsolete inventory.

    Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net sales and gross profit. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in net sales during one or more accounting periods. This situation may also result in price protection charges as prices are decreased, having an adverse impact on operating results. Channel sell through of Monster 3D II slowed at the end of the second quarter of 1998 and reduced the Company's revenue, margin and profitability results. Revenue was further impacted by significant reductions in selling prices on many products during the quarter. In addition, products shipped at higher prices that remained in the channel had to be price protected, further reducing revenues, margins and profitability. While the Company believes that its Channel Inventory Levels for many of its products are appropriate at this time, there are certain products which currently have a Channel Inventory Level that is higher than desirable. The Company estimates and accrues for potential price protection charges on unsold channel inventory. However, there can be no assurance that these estimates or accruals will be sufficient. Should the estimates or accruals not be sufficient, additional price protection charges may be required, the result of which could have a material adverse effect on operating results during the third quarter of 1998.

GROSS MARGIN

     Gross profit for the second quarter of 1998 increased $43.6 million to $20.5 million (11.9% of net sales) compared to a negative $23.1 million in the second quarter of 1997. For the first six months of 1998, gross profit increased $65.6 million to $62.1 million (17.3% of net sales) compared to a negative $3.5 million in the first six months of 1997. Negative gross profit in the second quarter of 1997 was caused by a number of factors including technology transitions (2D only graphics to 2D/3D graphics, higher speed modems and consumer uncertainty regarding connectivity standards), seasonal slowness, and competitive pressures. While such factors again existed in the second quarter of 1998, the Company's gross profit was not impacted so severely. Products contributing to the increase in gross profit included the Monster 3D series of entertainment graphics accelerators and well as the Company's Supra series of modems. Further, gross profit was positively impacted by significantly higher shipment volume levels over which indirect manufacturing costs were absorbed.

     Though gross profit and gross margin increased when compared to 1997, gross profit and gross margin both declined from the first quarter of 1998 to the second quarter of 1998. General pricing pressure on legacy graphics products was the major contributing factor in the reduced gross profits and gross margins. In addition, sales of the Company's Monster 3D II product, one of the Company's best margin products during the second quarter, fell short of expectations towards the end of the quarter.

RESEARCH AND DEVELOPMENT

    Research and development (R&D) expenses increased $0.6 million (9.8%) to $7.2 million for the first quarter of 1998, compared to the second quarter of 1997. For the first six months of 1998, R&D expenses increased $2.0 million (16.7%) to $14.3 million, compared to the first six months of 1997. These increases were primarily due to higher personnel-related expenses and the material and outside service costs associated with new product development, including products that will offer various functions or combinations of functions including graphics, digital video, 3D animation, 3D CAD, sound, modem, telephony and other functions increasingly being implemented on personal computers. As a percentage of sales, R&D expenses were 4% and 12% in the second quarter of 1998 and 1997, respectively, and 4% and 7% in the first six months of 1998 and 1997, respectively. The decreases in expenses as a percentage of net sales were primarily attributable to the increases in net sales during the first quarter and first six months of 1998 compared to the first quarter and first six months of 1997. The decreases were partially offset by the increases in actual R&D expenses.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative (SG&A) expenses increased $1.2 million (5.2%) to $23.7 million for the second quarter of 1998, compared to the second quarter of 1997. For the first six months of 1998, SG&A expenses increased $1.8 million (4.0%) to $46.9 million, compared to the first six months of 1997. These increases are primarily due to increases in sales and promotional expenses during the first six months of 1998. Certain of these expenses, especially expenses attributable to channel sales incentive programs, are directly proportional to increases in channel sales experienced between the two periods. As a percentage of sales, SG&A expenses were 13.8% and 42.6% in the second quarters of 1998 and 1997, respectively, and 13.1% and 27.3% of net sales for the first six months of 1998 and 1997, respectively. The decreases in SG&A as a percentage of sales were primarily attributable to the increases in net sales during the first quarter and first six months of 1998 compared to the first quarter and first six months of 1997. The decreases were partially offset by the increases in actual SG&A expenses.

RESTRUCTURING EXPENSES

     The Company incurred restructuring expenses of $1.4 million in the second quarter of 1998 associated with the purchase of Micronics. These expenses relate to the integration of the Micronics business into Diamond, especially severance and out placement fees as well as the cost of consolidating the remaining Micronics employees into existing Diamond facilities.

AMORTIZATION OF INTANGIBLE ASSETS

    The Company incurred amortization expense of $0.2 million in the second quarter of 1998 compared to $1.3 million in the corresponding prior year period. The decrease in amortization expense in the second quarter of 1998 is primarily due to the write-off of $9.9 million of intangible assets during the second quarter of 1997 which significantly reduced the remaining outstanding balance to be amortized. These expenses relate to amortization of purchased technology and goodwill from the Supra Corporation and SPEA Software AG acquisitions, which occurred in the third and fourth quarters of 1995, respectively. This decrease in expense was offset in part by amortization expense arising from the $2 million of goodwill created by the Company's acquisition of Binar Graphics, Inc. which occurred in the fourth quarter of 1997. Amortization expense will increase in future periods due to the purchase of Micronics. Exact amounts are not currently available pending a valuation study to allocate the purchase price in excess of net assets and liabilities between goodwill and in process technology expense.

NET INTEREST INCOME AND OTHER EXPENSE

     Net interest income was $0.2 million and $0.5 million in the second quarters of 1998 and 1997, respectively. Net interest income was $0.5 million and $1 million in the first six months of 1998 and 1997, respectively. Net interest income declined due to higher interest expense incurred because of larger average borrowings outstanding during the first and second quarters of 1998 compared to the first and second quarters of 1997. Net other income decreased in the second quarter of 1998 from the second quarter of 1997 from $0.8 million to $0.1 million. Net other expense was $0.1 million for the first six months of 1998 compared to net other income of $0.7 million for the first six months of 1997. The decreases in net other income and expense were primarily due to the settlement of a lawsuit during the second quarter of 1997.

BENEFIT FROM INCOME TAXES

     The Company's effective tax benefit rate in the second quarter of 1998 was 30% compared to an effective tax benefit rate of 29% for the corresponding period in 1997. The Company's effective tax benefit rate in the first six months of 1998 was 30% compared to an effective tax benefit rate of 30% for the first six months of 1997. The effective tax rate in the second quarter of 1997 and the first six months of 1997 would have been 35% if not for the write-off of goodwill and existing technology which are not deductible for tax purposes. Differences from the statutory rate consisted principally of the effect of state income taxes, federal tax-exempt interest income and the research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased by $23.2 million during the first six months of 1998, including $11 million in cash realized pursuant to the acceptance of the tender of shares of Micronics as of June 26, 1998. Operating activities provided $6.8 million in cash, and the primary source of cash was a decrease in income taxes receivable of $20 million. Significant uses of cash include an increase in prepaid assets as well as reductions to the provisions for excess and obsolete inventory and doubtful accounts.

     The Company used $2.1 million in cash from investing activities. The primary investment was the purchase of Micronics, including acquisition costs, for $21.8 million net of cash acquired. However, this was offset by a liability to Micronics shareholders. Cash payment for Micronics shares was funded in the first week of July. In addition, the Company has purchased $9.9 million in fixed assets during the first six months of 1998 compared to purchases of $4.1 million in 1997. The increase is primarily due to the Company's ongoing investment in a new enterprise-wide business management, resource planning and decision support system. Incremental purchases of short term investments was $1.9 million. In addition, other equity investments used $1.2 million, primarily for the Company's investment in Not Limited, Inc., a developer of wireless data communication technologies. Net cash provided by financing activities was $18.5 million. Primary sources of cash included $54.0 million from term loans and revolving credit facilities and proceeds of $5.1 million from the issuance of common stock. These proceeds were partially offset by payments and maturities of term loans and revolving credit facilities of $40.3 million.

     At June 30, 1998, the Company had $109.1 million of cash and cash equivalents and $6.1 million of short-term investments. Further, as of such date, the Company had lines of credit and bank credit facilities totaling $59.3 million, of which $7.7 million was unused and available. At June 30, 1998, the Company was in default with its loan covenants regarding tangible net worth and profitability. The Company has received waivers for these violations.

     The Company expects to spend approximately $14 million for capital equipment in 1998, principally relating to computer and office equipment and including, in particular, an enhanced enterprise-wide business management, resource planning and decision support system. In addition, the Company acquired fixed assets with a fair market value estimated at $8.3 million as a result of the purchase of Micronics.

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

YEAR 2000 COMPLIANCE

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the result of operations or financial position of the Company in any given year. The Company is currently engaged in a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. The vendors have indicated that their products accurately accommodate dates beyond the year 1999. The Company is testing such capabilities as part of its implementation process. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

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

     Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. The second and third quarters of 1997 comprised such a period due to the transition from older slower speed modems and 2D graphics products to new higher speed modems and 3D graphics products. In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and is continuing through 1998, controller and memory chip selection and the timely introduction of new products have been and will continue to be critical factors. The Company was significantly affected by the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition in the second quarter of 1998, which resulted in significant pricing pressures on the Company's remaining PCI-based and SGRAM-based graphics inventory and by significant price protection claims associated with such price declines. Also, as is common in the personal computer industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter. In this regard, the Company's results for the second quarter of 1998 were less than expected due to less than expected shipments of the Monster 3D II product at the end of the quarter. In addition, from time to time, a significant portion of the Company's net sales may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

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

DECLINING SELLING PRICES AND OTHER FACTORS AFFECTING GROSS MARGINS

     The Company's markets are characterized by intense ongoing competition and coupled with a past history and a current trend of declining average selling prices. A decline in selling prices may cause the net sales in a quarter to be lower than the revenue of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is likely that the Company's average selling prices will decline, and that the Company's net sales and margins may decline in the future, from the levels experienced to date. (See also Short Product Life Cycles; Dependence on New Products) The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products, including its modems, 3D graphics accelerators, SCSI I/O host bus adapters and 3D audio accelerators products, some of which have been impacted from time-to-time by a scarcity in the supply of associated chipsets and other components. For example certain manufacturers of

3D graphics accelerators which are incorporated into the Company's products are planning to release new versions of their products during the third quarter of 1998. Availability of the new products are typically restricted in volume early in the products life cycle and should customers choose to wait for these new versions, the ability of the Company to procure sufficient volumes of these accelerators to meet customer demand is unlikely. Such a failure to meet demand is likely to have a material adverse effect on the revenues and operating margins of the Company.

      In addition, the Company's net sales, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAM, SDRAM, SGRAM or RDRAM memory, DVD drives, multimedia controller chips or bundled software, decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final customer. The Company experienced such declining prices and reduced margins in the second quarter of 1998 due to the effect of product transitions, including the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition. Competition from products based on the AGP bus and SDRAM memory which have lower manufacturing costs than PCI bus SGRAM based products resulted in sharply declining selling prices for SGRAM based products. This led to material charges for declining inventory values and price protection for channel inventory. These charges had a material adverse effect on revenues, operating margins and operating results. Conversely, an increase in the price of semiconductor components that are in scarce supply, such as high-speed DRAMs, may adversely impact the Company's gross margin due to higher unit costs, and a decrease in the supply of such semiconductor components may adversely impact the Company's net sales due to lower unit shipments.

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

MANAGEMENT OF GROWTH

     In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion in scope has resulted in a need for significant investment in infrastructure, processes and information systems. This requirement includes, without limitation: securing adequate financial resources to successfully integrate and manage the growing businesses and acquired companies; retention of key employees; integration of management information, product data management, control and telecommunications systems; consolidation of geographically dispersed manufacturing and distribution facilities; coordination of suppliers; rationalization of distribution channels; establishment and documentation of business processes; and integration of various functions and groups of employees. Each of these requirements poses significant, material challenges.

     The Company has a minority ownership (at 49.5%) with Philips Semiconductor (at 50.5%) of a 3D graphics semiconductor design subsidiary, SP3D. The Company's 49.5% ownership of SP3D is carried on the Company's balance sheet at approximately $3.4 million. Philips Semiconductor has full day-to-day operating management control of SP3D and holds the majority of seats on the SP3D board. There can be no assurance that the Company will be able to achieve a reasonable return on this asset, or that the asset will not need to be written down, in whole or in part, during subsequent accounting periods.

     The Company completed a tender offer for Micronics, Inc. during the second quarter of 1998. In addition to managing the growing business of the Company and its previous acquisitions, the Company will be required to integrate and manage the business of Micronics with that of the Company. Furthermore, Micronics is primarily a manufacturer of computer motherboards, a line of products that the Company has not previously offered for sale. The Company faces significant challenges in terms of manufacturing, engineering, sales, marketing, and logistics with respect to integrating the products and business of Micronics with similar functions of the Company. There can be no assurance that the Company will be able to successfully integrate the operations of Micronics. If the Company fails to successfully integrate Micronics into the operations of the Company there will likely be a material adverse impact on the operating results of the Company. Even if the integration is successfully achieved, there can be no assurance that the cost of such integration will not materially and adversely effect the Company's operating results.

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

        In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and is expected to continue through 1998, controller and memory chip selection and the timely introduction of new products have been and will continue to be critical factors. The Company saw the effects of the PCI-to-AGP graphics bus transition and the SGRAM-to-SDRAM memory transition in the second quarter of 1998, which resulted in significant price reductions for the Company's remaining PCI-based and SGRAM-based graphics inventory and the inventory of such products in the distribution channel. As a result, the net sales and gross margins of the Company were materially and adversely affected by declining prices for the PCI-based and SGRAM-based products and there were significant price protection claims associated with such price declines. In addition, in the current transition from the widely accepted
V.34 modem protocol (33.6Kbps) through the new higher speed proprietary K56flex and x2 protocols (56Kbps) to the new international standard V.90 protocol (56Kbps), the chip selection to implement and deploy such a standard and the industry alliances to convert such support into revenue and market share have been and will continue to be critical factors. There can be no assurance that the Company will select the proper chips to implement and support its efforts in the various markets or that the Company will execute its strategy in a timely manner during this transition period.

     Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space and OEM design wins in future periods. Moreover, because of the short product life cycles coupled with the long lead times for procuring many of the components used in the Company's products, the Company may not be able, in a timely manner, or at all, to reduce its component procurement commitments, software license commitments, production rates or inventory levels in response to unexpected delays in product launch, shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if such demand increases are in a new product or new technology area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product or component unavailability. The timing and speed of the PCI-to-AGP bus transition and the SGRAM-to-SDRAM memory transition led to an excess inventory of PCI and SGRAM-based products at the Company and in the distribution channel which in turn resulted in lower average selling prices, lower gross margins, end-of-life inventory write-offs, and higher price protection charges during the second quarter of 1998. As the Company still has PCI and SGRAM-based products in inventory, this may affect third quarter 1998 results as well. The Company estimates and accrues for potential inventory write-offs and price protection charges. However, during the second quarter of 1998 and in the future, there can be no assurance that these estimates and accruals will be sufficient, and additional inventory write-offs and price protection charges may be required. The result of these charges in the second quarter of 1998 were material and adverse. Any similar occurrence in the future could have a material effect on operating results in such future operating periods.

NEW OPERATING SYSTEMS

     The PC industry has been characterized by significant operating system changes, such as the introduction of Windows 95 in 1995 and Windows NT 4.0 in 1996, and the introduction of significant new operating system components, such as Microsoft's Direct X and ActiveX for Windows 95. During the second quarter of 1998 Microsoft introduced Windows 98. While Windows 98 is not as compelling an upgrade as Windows 95 was in relation to its predecessor, the uncertainty due to legal challenges caused a significant portion of new computer purchasers to delay purchase of a new system until after the release of Windows 98. Additionally, further purchases were delayed to ensure that the new operating system would be compatible with older applications and would operate at least as reliably as Windows 95. The Company believes that this forward shift in time of a significant number of computer purchasers had an adverse impact on the revenues of the Company in the second quarter of 1998.

     In addition, while new operating systems can provide new market opportunities, such as the growing market for graphical user interface (GUI) accelerators that occurred with the introduction of Windows 3.0 and the growth in the PC games market with the introduction of Windows 95, new operating systems and operating system components also place a significant research and development burden on the Company. New drivers, applications and user interfaces must be developed for new operating systems and operating system components in order to maintain net sales levels and customer satisfaction. Perhaps more significantly, such drivers, applications and interfaces customarily are ported to the recently shipped portion of the Company's installed base. This effort involves a substantial software engineering, compatibility testing and customer technical support investment with only limited near-term incremental revenue return since these driver updates are usually provided via electronic distribution at no cost to the Company's installed customer base. In addition, the installation of this software may result in technical support calls, thereby generating expenses that do not have offsetting revenue. Moreover, during the introductory period of a major new operating system release such as Windows 95, such installed base support may reduce the research and development and customer technical support resources available for launching new products. For example, after substantial investment in porting the Company's software, graphics accelerator and modem products to Windows 95, the Company was at year-end 1996 still developing for final release improved, accelerated Windows 95 drivers for the Viper Pro Video series of accelerator add-in cards. While this product line did not at that time represent a revenue opportunity for the Company, the Company nevertheless believed that it was important to make the significant software development investment represented by this effort in order to maintain relations with its installed customer base and its reputation for reliable on-going product support. Furthermore, new operating systems for which the Company prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may never be achieved.


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

MARKET ANTICIPATION OF NEW PRODUCTS, NEW TECHNOLOGIES OR LOWER PRICES

     Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally declining prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-release publicity surrounding the release of Windows 95 may have contributed to a slowing of the consumer PC market in the summer of 1995. Moreover, a similar reaction has likely occurred in the modem market as a result of the announcements of modems based on 56 Kbps technology which became available in 1997, or in the overall PC market in anticipation of Intel Corporation's transition to MMX-based microprocessors during 1997. Additionally, the substantial publicity by Intel Corporation for its MMX technology may have confused and slowed the market for add-in multimedia accelerators, such as those sold by the Company, during the first half of 1997. Similarly, Microsoft's launch of Windows 98 combined with the uncertainties surrounding such a launch was a factor in slower PC sales in the second quarter of 1998. If so, these effects may continue into future periods for these or similar events. Other anticipated new product releases that may influence future market growth or the timing of such growth include, Intel's release of its Pentium II CPU and the associated chipsets supporting the 2x AGP and 4x AGP architectures, and Intel's release of its "Merced" workstation CPU slated for first customer shipment in 1999.

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

     If the Company or any of its competitors were to announce a product that the market viewed as having more desirable features or pricing than the Company's existing products, demand for the Company's existing products could be curtailed, even though the new product is not yet available. For example, the Company's next-generation eight-megabyte SDRAM-based graphics accelerators, have a memory cost component roughly equivalent to four-megabyte SGRAM-based graphics accelerators. Market anticipation of this new product release and similar competitive releases reduced demand for the Company's SGRAM based graphics products and materially and adversely affected the Company's operating results for the second quarter of 1998. Similar results may occur during the third quarter of 1998. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they might postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, even though potentially positive in the longer term, can negatively impact the Company's operating results in the short term.

COMPONENT SHORTAGES; RELIANCE ON SOLE OR LIMITED SOURCE SUPPLIERS

    The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly chipsets that provide graphics, digital video, DVD, television (TV), sound or other multimedia functions, random access memory (including DRAM, RDRAM, SDRAM and SGRAM) chips, and speakerphone modem and fax/modem chipsets. Although the price and availability of many semiconductor components improved during 1996 and 1997, these components are periodically in short supply and on allocation by semiconductor manufacturers. For example, it is expected that the Company may experience substantial constraints in the supply of high-performance SGRAMs and high-performance 3D graphics chips for the foreseeable future. There can be no assurances that the Company can obtain adequate supplies of such components, or that such shortages or the costs of these components will not adversely affect future operating results. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia and communications ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical or competitive cost levels. Conversely, in its attempt to counter actual or perceived component shortages, the Company may over purchase certain components, or pay unnecessary expediting or surcharges, resulting in excess inventory, or inventory at higher than normal costs, and reducing the Company's liquidity or, in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin and profitability. In the second quarter of 1998, such a condition existed and the Company's perception of component shortages caused the Company to over purchase components and pay surcharges for components that subsequently declined in value. In addition, such inventory sell-offs by the Company or its competitors could trigger channel price protection charges, further reducing the Company's gross margins and profitability.

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

     During periods of component oversupply and associated price deflation, customers of the Company, particularly those comprising channels that do not receive price protection from the Company, may seek to draw down the inventory that they hold since such inventory likely would bear a price deflation risk. As a consequence, the Company may see its orders, unit shipments or average selling prices depressed from time to time during such price-deflation and inventory-reduction periods, this occurred during the second quarter of 1998, which adversely affected net sales and gross margin during such period and this may occur again in future periods.

     When the PC or PC peripherals markets emerge from a period of oversupply, such as that experienced in the second quarter of 1997, certain manufacturers, distributors and resellers may be unprepared for a possible rapid increase in market demand. Accordingly, the Company may not have sufficient inventory, scheduled component purchase orders or available manufacturing capacity to meet any rapid increase in market demand, thereby missing orders and revenue opportunities, causing customer dissatisfaction and losing market share. The Company experienced such a situation in the second half of 1997 and in the first quarter of 1998 as the Company experienced a shortage of various components, restricting the Company's ability to manufacture quantities of certain products in sufficient quantities or in a linear fashion during the quarter to meet market demand. For certain products, the Company continued to experience such restrictions in the second quarter of 1998. In addition, the Company believes that in the near term the Company will continue to be subjected to restricted supply and increasing prices on certain semiconductor components including certain graphics controllers and memories. The inability of the Company to obtain product components at their historical or planned cost levels, resulting in the Company being forced to pay higher prices to achieve timely delivery, would directly affect the cost of the Company's products and could materially and adversely affect the Company's gross margin. There can be no assurance that the Company will be able to obtain adequate supplies of components or that such shortages or the costs of these components will not adversely impact the Company's future operating results. Conversely, there can be no assurance that the Company will not see the value of its inventory depreciate if components in a shortage condition emerge from that condition and experience a significant oversupply condition. For example, this situation occurred during the second quarter of 1998 with certain graphics chips that support only SGRAM memory.

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

DEPENDENCE ON GRAPHICS AND MULTIMEDIA ACCELERATOR MARKET

     Sales of graphics and multimedia accelerator subsystems accounted for greater than 82% and 56% of the Company's net sales in the second quarter of 1998 and 1997, respectively. Although the Company has introduced DVD and audio subsystems, ISDN adapters and SCSI host bus adapters, and has entered the PC modem and communications market through the acquisition of Supra Corporation, and announced its intention to enter into the wireless home networking market, graphics accelerator subsystems are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

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

The Company believes that a large portion of the growth in the sales of personal computers will be in sealed systems which contain all functionality on the motherboard and are not able to be upgraded in the manner most current personal computers can be upgraded. These sealed computers would contain a systems board that would include CPU, system memory, graphics, audio, and modem functionality on a single board. The Company recently completed a tender offer and acquired Micronics for the purpose of obtaining expertise in CPU motherboard design and to develop system board products. There can be no assurance that a significant market will exist for low cost fixed system boards or that the acquisition of Micronics will enable the Company to successfully compete in such an emerging market.

RISKS ASSOCIATED WITH INDUSTRY CONSOLIDATION

     The Company pursues a strategy of "silicon agility" which entails continuous evaluation of outside sources of graphics accelerators, modem chipsets, SCSI chipsets, and audio chipsets. This strategy depends on a number of competitive suppliers of each of these products in order to ensure that the Company is offering leading edge technology in each product line at prices with which the Company can compete with competitors who design their own chipsets. In the recent past there have been some instances of chipset suppliers acquiring their own add in card manufacturing and distribution (Evans & Sutherland Corp's purchase of Accel Graphics or 3Dlabs Inc. acquiring Dynamic Pictures Inc.). While these acquisitions in and of themselves are not material to the operations of the Company, any increase in the number of vertical integration acquisitions may restrict the choices of chipset suppliers available to the Company and thereby reduce the likelihood that the Company will have access to leading edge technology at prices which would allow the Company to compete with vertically integrated competitors such as ATI Technologies Inc. and Matrox Graphics Inc.

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

     In addition, manufacturers of chipsets or other components used in the Company's products could become future competitors of the Company to the extent that such manufacturers elect to integrate forward into the add-in subsystem or value-added software market (for example the acquisition of Accel Graphics but Evans & Sutherland) , or as such multimedia chipset manufacturers provide increasingly higher quality and more sophisticated software to their chipset customers, including subsystem suppliers competitive to the Company. Also, certain of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources relative to the Company, and many have long-standing market positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors also have a competitive cost advantage as a result of being located in areas that impose significantly lower taxes than the United States or offer a substantially lower cost of labor or provide governmental subsidies, such as research and development and training funds. Many of the Company's current and potential competitors also design and manufacture their own graphics acceleration, video, sound, fax/modem or other multimedia processing chipsets. While the Company believes that its semiconductor vendor flexibility enables it to select, within certain limits, from among the most advanced and price competitive chipsets available on the open market, the captive semiconductor operations of certain of the Company's current and potential competitors could provide them with significant advantages, including greater control over semiconductor architecture and technology, component design, component performance, systems and software design, availability and cost.

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

    Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net sales and gross profit. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in net sales during one or more accounting periods. This situation may also result in price protection charges as prices are decreased, having an adverse impact on operating results. While the Company believes that its Channel Inventory Levels for many of its products are appropriate at this time, there are certain products which have a Channel Inventory Level that is higher than desirable. The Company accrues for potential price protection charges on unsold channel inventory. However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future price reductions will not have a material adverse effect on operating results, including during the third quarter of 1998.

PRODUCT RETURNS; PRICE PROTECTION

     The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. Moreover, certain of the Company's retail customers will readily accept returned product from their own retail customers, and these returned products are, in turn, returned to the Company for credit. The Company estimates returns and accrues for potential price protection on unsold channel inventory. The Company experienced significant price protection charges due to the transition from PCI to AGP-based graphics accelerators and from SGRAM to SDRAM-based graphics accelerators during the second quarter of 1998. The Company may be faced with further significant price protection charges as the Company and its competitors move to reduce channel inventory levels of current products as new product introductions are made. However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies such as the new 56 Kbps modem and 3D graphics technologies, and the difficulty in predicting future sales through the distribution channels to the final end customer all increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystems industry could result in significant and unforeseen product returns, with such returns creating a material adverse effect on the Company's financial performance. In addition, there can be no assurance that new product introductions by competitors or other market factors, such as the integration of graphics acceleration or modem connectivity by OEMs onto system motherboards, will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's gross margins.

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

RAPID TECHNOLOGICAL CHANGE

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. For example, 3D technology is evolving rapidly in the graphics and audio markets, memory architectures and speeds are changing rapidly, and DVD and MPEG-2 decryption techniques and navigation technologies are still being refined. Product life cycles in the Company's markets frequently range from six to twelve months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionalities that meet changing customer requirements in a cost-effective manner. Further, if the Company is successful in the development and market introduction of new products, it must still correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where the Company's customers are not the final end customers. Moreover, whenever the Company launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are impacted by such new products, as well as any resulting price protection charges and Stock Rotations from its distribution channels. During the second quarter of 1998, the Company experienced large price protection charges with respect to the decline in average selling prices of graphics accelerators due to the SGRAM to SDRAM transition of mainstream graphics accelerators and other competitive pressures. Due to the much lower cost of SDRAM solutions SGRAM prices fell in competition thereby lowering manufacturing costs of graphics accelerators. The Company, forced to meet the pricing actions of its competitors was forced to lower prices triggering larger than normal or expected price protection and eroding the value of some of the Company's on hand inventory.

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

     Also during the first two quarters of 1998 sales in Asia and Southeast Asia were below expected levels. The lack of sales in the Asian market were primarily related to the lack of credit facilities available to customers in those markets for the Company's products and other products necessary for those customers to sell complete products. The Company expects continued sluggishness in sales in Asia and Southeast Asia during the third quarter of 1998.

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

YEAR 2000 COMPLIANCE

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the result of operations or financial position of the Company in any given year. The Company is currently engaged in a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. The vendors have indicated that their products accurately accommodate dates beyond the year 1999. The Company is testing such capabilities as part of its implementation process. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. See "-Information Technology and Telecommunications Systems."

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

PROPRIETARY RIGHTS

     While the Company had 5 issued U.S. Patents and 22 pending U.S. Patent Applications at June 30, 1998, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated the proprietary rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce proprietary rights of the Company or to defend the Company against claimed infringement of the proprietary rights of others.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company's Annual Meeting of Stockholders held on May 22, 1998:

         a)    The following Directors were elected:

                                                                       Votes
                  Directors                  Votes For                Withheld
                  -------------------------------------------------------------
                  William Schroeder          31,306,970               640,542
                  Bruce C. Edwards           31,307,570               640,342
                  Carl W. Nuen               31,307,570               639,942
                  Gregorio Reyes             31,305,470               642,042
                  Jeffrey D. Saper           31,194,617               752,895
                  James T. Schraith          31,305,170               642,342

         b) The shareholders approved the following proposals:

                                                                 Number of Common Shares Voted
                                                          For          Against       Abstain     Non-Vote
                                                     -----------------------------------------------------
         To approve the 1998 Stock Plan              11,344,109       9,126,034      108,468    11,368,902

         To approve an amendment to the 1995         19,388,373       1,105,282       84,955    11,368,902
         Employee Stock Purchase Plan

         To approve certain amendments to the        28,486,687       2,826,554      129,527       504,744
         1995 Director Option Plan

         To ratify the appointment of Coopers &      31,814,276          58,909       74,327             0
         Lybrand LLP as independent accountants

ITEM 5.           OTHER INFORMATION

         Pursuant to Rule 14a-4(c)(1) under the Securities and Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non-Rule 14a-8 stockholder proposal raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless the stockholder has notified the Company of such proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1998 annual meeting of stockholders on April 17, 1998, the deadline for receipt of any such stockholder proposal for the 1999 annual meeting of stockholders is March 3, 1999.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibit

                  Exhibit #         Description of Document
                  ---------         -----------------------
                  27.1              Financial Data Schedule

         B.       Reports on Form 8-K

                  In connection with the acquisition of Micronics the Company filed a Schedule 14D1 on each of the following dates: May 15, 1998; May 18, 1998; June 5, 1998; June 15, 1998; June 19,
                  1998; June 24, 1998; and June 29, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DIAMOND MULTIMEDIA SYSTEMS, INC.



Date:   August 14, 1998                 /s/  William J. Schroeder
                                        -------------------------
                                        William J. Schroeder
                                        President and Chief Executive Officer


Date:   August 14, 1998                 /s/  James M. Walker
                                        --------------------
                                        James M. Walker
                                        Senior Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
 27.1                              Financial Data Schedule