Form 10-Q
period 1998-09-30
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1998-11-17
CIK 936734

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      for the transition period from _______ to _______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares outstanding of the registrant's common stock at September 30, 1998 was 35,137,697.

                        DIAMOND MULTIMEDIA SYSTEMS, INC.

                               INDEX TO FORM 10-Q



         PART I - FINANCIAL INFORMATION:


         ITEM 1- Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

                  Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

                  Notes to Consolidated Financial Statements

         ITEM 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


         PART II - OTHER INFORMATION

         ITEM 1 - Legal proceedings

         ITEM 2 - Changes in securities

         ITEM 3 - Defaults Upon Senior Securities

         ITEM 4 - Submission of Matters to a Vote of Security Holders

         ITEM 5 - Other Information

         ITEM 6 - Exhibits and Reports on Form 8-K

         SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    September 30, December 31,
                                                       1998          1997
                                                    ------------  ------------
                               ASSETS
Current assets:
  Cash and cash equivalents........................     $74,596       $85,929
  Short-term investments...........................       3,123         4,136
  Trade accounts receivable, net of allowance
    for doubtful accounts of $2,063 and $2,440
    as of September 30, 1998 and December 31, 1997.      81,926        98,777
  Inventories......................................      52,145        78,647
  Prepaid expenses and other current assets........      14,256         6,350
  Income taxes receivable..........................       6,342        24,929
  Deferred income taxes............................      24,596        14,679
                                                    ------------  ------------
       Total current assets........................     256,984       313,447
  Property, plant and equipment, net...............      26,783        15,216
  Other assets.....................................      28,110         3,616
  Goodwill and other intangibles, net..............       4,543         5,275
                                                    ------------  ------------
       Total assets................................    $316,420      $337,554
                                                    ============  ============

                             LIABILITIES
Current liabilities:
  Current portion of long-term debt................     $48,031       $36,455
  Trade accounts payable...........................      75,213        98,764
  Accrued liabilities..............................      28,546        17,667
  Income taxes payable.............................         197         2,274
                                                    ------------  ------------
       Total current liabilities...................     151,987       155,160
Long-term debt, net of current portion.............       1,605         1,873
                                                    ------------  ------------
       Total liabilities...........................     153,592       157,033
                                                    ------------  ------------
                        STOCKHOLDERS' EQUITY
Preferred stock, par value $.001; Authorized -
   8,000 shares at September 30, 1998 and
   December 31, 1997; none issued and outstanding..        --            --
Common stock, par value $.001;
  Authorized - 75,000 at September 30, 1998 and
  December 31, 1997; Issued and outstanding -
  35,138 at September 30, 1998 and 34,491 at
  December 31, 1997................................          35            34
Additional paid-in capital.........................     312,689       307,877
Distributions in excess of net book value..........     (56,775)      (56,775)
Accumulated deficit................................     (93,121)      (70,615)
                                                    ------------  ------------
   Total stockholders' equity......................     162,828       180,521
                                                    ------------  ------------
     Total liabilities and stockholders' equity....    $316,420      $337,554
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                  --------------------- ---------------------
                                     1998       1997       1998       1997
                                  ---------- ---------- ---------- ----------
Net sales........................  $123,200    $92,028   $481,743   $257,413
Cost of sales....................   122,817     73,850    419,271    242,767
                                  ---------- ---------- ---------- ----------
      Gross profit...............       383     18,178     62,472     14,646
                                  ---------- ---------- ---------- ----------

Operating expenses:
  Research and development.......     8,135      5,899     22,395     18,121
  Selling, general and
    administrative...............    23,231     16,474     70,136     61,557
  Amortization of intangibles....       244        172        732      2,831
  Write-off of intangibles.......      --         --         --        9,938
  Restructuring expenses.........      --         --        1,384       --
                                  ---------- ---------- ---------- ----------
       Total operating expenses..    31,610     22,545     94,647     92,447
                                  ---------- ---------- ---------- ----------
Income (loss) from operations....   (31,227)    (4,367)   (32,175)   (77,801)
Interest income, net.............       (12)       388        481      1,426
Other income (expense), net......      (402)        50       (457)       783
                                  ---------- ---------- ---------- ----------
Income (loss) before provision
  (benefit) from income taxes....   (31,641)    (3,929)   (32,151)   (75,592)
Provision (benefit) from income
  taxes..........................    (9,465)    (1,376)    (9,618)   (22,979)
                                  ---------- ---------- ---------- ----------
Net income (loss)................  ($22,176)   ($2,553)  ($22,533)  ($52,613)
                                  ========== ========== ========== ==========

Net income (loss) per share:
       Basic.....................    ($0.63)    ($0.07)    ($0.65)    ($1.54)
       Diluted...................    ($0.63)    ($0.07)    ($0.65)    ($1.54)

Shares used in per share
  calculations:
       Basic.....................    34,990     34,389     34,863     34,274
       Diluted...................    34,990     34,389     34,863     34,274

  The accompanying notes are an integral part of these consolidated condensed financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
Cash flows from operating activities:
  Net loss.............................................  ($22,506)   ($52,613)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization.....................     5,313       6,631
     Provision for doubtful accounts...................    (2,162)        691
     Provision for excess and obsolete inventories.....   (20,711)      7,093
     Gain (Loss) on disposal of fixed assets............       (3)        287
     Write-off of intangibles..........................        --       9,938
     Deferred income taxes.............................    (9,917)    (21,161)
  Changes in assets and liabilities:
     Trade accounts receivables........................    19,248      33,859
     Inventories.......................................    51,473     (15,597)
     Prepaid expenses and other assets.................    (6,849)      2,494
     Income taxes receivable...........................    18,587          --
     Trade accounts payable and other liabilities......   (27,009)        305
                                                        ----------  ----------
       Net cash provided by (used in) operating
         activities....................................     5,464     (28,073)
                                                        ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment.................   (15,276)     (5,788)
   Sale of Micronics building..........................     6,310           0
   Purchase of Micronics, net of cash acquired.........   (21,755)          0
   Purchase of DigitalCast, net of cash acquired.......    (2,060)          0
   Other equity investments............................    (1,150)         --
   Purchases of short-term investments.................     1,013          --
                                                        ----------  ----------
     Net cash used in investing activities.............   (32,918)     (5,788)
                                                        ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock..............     4,814       1,593
   Repurchases of common stock.........................        (1)         (7)
   Proceeds from term loans and revolving credit
       facilities......................................    78,344     100,942
   Payments and maturities of term loans and
       revolving credit facilities.....................   (66,413)    (89,929)
   Repayments of capital lease financings..............      (623)       (601)
                                                        ----------  ----------
     Net cash provided by financing activities.........    16,121      11,998
                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents...   (11,333)    (21,863)
Cash and cash equivalents at beginning of period.......    85,929     120,147
                                                        ----------  ----------
Cash and cash equivalents at end of period.............   $74,596     $98,284
                                                        ==========  ==========
Supplemental Disclosure of cash flow information:
   Income taxes paid during the period.................    $3,760      $1,400
                                                        ==========  ==========
   Interest paid during the period.....................    $1,844        $783
                                                        ==========  ==========

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

Operating results for the quarter ended September 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.      INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                               September 30,  December 31,
                                   1998           1997
                               ------------   ------------
Raw materials .............        $17,292        $29,876
Work in process............         25,574         40,286
Finished goods.............          9,279          8,485
                               ------------   ------------
                                   $52,145        $78,647
                               ============   ============

The Company had approximately $3 million of inventory in excess of its normal short-term needs for certain product lines at September 30, 1998. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and that a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.







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

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                  --------------------- ---------------------
                                     1998       1997       1998       1997
                                  ---------- ---------- ---------- ----------
Basic:
  Net income (loss)..............  ($22,176)   ($2,553)  ($22,533)  ($52,613)
  Average Common
    Shares Outstanding...........    34,990     34,389     34,863     34,274
                                  ---------- ---------- ---------- ----------
Basic EPS........................    ($0.63)    ($0.07)    ($0.65)    ($1.54)
                                  ========== ========== ========== ==========

Diluted:
  Net income (loss)..............  ($22,176)   ($2,553)  ($22,533)  ($52,613)
  Average Common
    Shares Outstanding...........    34,990     34,389     34,863     34,274
  Stock options..................      --         --         --         --
                                  ---------- ---------- ---------- ----------
Total shares.....................    34,990     34,389     34,863     34,274

Diluted EPS......................    ($0.63)    ($0.07)    ($0.65)    ($1.54)
                                  ========== ========== ========== ==========

Common equivalent shares of 54,000 and 833,000 have been excluded from the calculation of dilituve earnings per share for the three and nine months ended September 30, 1998, respectively, as their effect is anti-dilutive.

4. MICRONICS ACQUISITION

On June 26, 1998 the Company accepted for payment 11,616,380 shares of common stock of Micronics Computers, Inc. ("Micronics") at a price of $2.45 per share, or approximately $28.6 million. On July 9, 1998, the Company, through a wholly owned subsidiary, effected a merger with Micronics pursuant to Section 253 of the Delaware General Corporation Law. The Company estimates the total cost of the acquisition of all the shares of Micronics to be approximately $31.6 million. Cash payment for Micronics shares was delivered the first week of July, 1998. Micronics is a supplier of high-performance system boards and multimedia peripherals for personal computers. The acquisition was treated as a purchase for accounting purposes. The Company's operating results for the three month and nine month periods ending September 30, 1998 include Micronics results for the entire three months ending September 30, 1998. Also included in the nine month period ending September 30, 1998 are activities for the period June 27, 1998 to June 30, 1998, which were not material to the Company. As a result of the acquisition, the Company recorded approximately $1.4 million in restructuring charges for the three months ending June 30, 1998 to reflect severance and outplacement costs, the cost of closing the Micronics building and moving certain employees to existing Company facilities, and other integration expenses specifically associated with the acquisition. These actions were carried out over the three months ended September 30, 1998 and no liability for such restructuring charges remains.

The Company's consolidated balance sheet as of September 30, 1998 reflects a preliminary allocation of the purchase price of Micronics. This resulted in an increase in cash, inventory, accounts receivable, other current assets, fixed assets and current liabilities. The fair market value of assets acquired were originally estimated to total $24.7 million while liabilities were $11.6 million. The difference between the acquisition cost, including approximately $1.1 million in acquisition expenses, and the fair market value of the acquired assets net of acquired liabilities will be allocated between in process technology expense and goodwill upon the completion of a valuation study. At the time of filing this Form 10-Q, the valuation study is still in progress. When the study is completed at the end of 1998, a charge to in-process technology expense will be recognized. The Company currently estimates that this charge will be between $5 million and $7 million.

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

The Company has been named as a defendant in a lawsuit filed on October
9, 1998 in the United States District Court for the Central District of California. Plaintiffs are the Recording Industry Association of America, Inc. (the "RIAA"), a trade organization representing recording companies and the Alliance of Artists and Recording Companies (the "AARC") an organization controlled by the RIAA which exists to distribute royalties collected by the copyright office. The complaint alleges that the Company's Rio product, a portable music player, is subject to regulation under the Audio Home Recording Act (the "AHRA") and that the device does not comply with the requirements of the AHRA. On October 16, 1998 a hearing was held and the Court issued a Temporary Restraining Order preventing the Company from manufacturing or distributing the Rio product for a period of ten days. On October 26, 1998 a hearing was held to determine if a Preliminary Injunction should issue to further restrain the Company until the conclusion of the suit. The court denied the motion and refused to restrain the Company from manufacturing and distributing the Rio product. The RIAA has filed a notice that it intends to appeal the Court's ruling to the United States Court of Appeals for the Ninth Circuit. No schedule has been set for any briefing or other action on the appeal. No provision for any liability or loss that may result from adjudication or settlement of this action has been made in the accompanying consolidated financial statements.

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

6. COMPREHENSIVE NET INCOME

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



Overview

        Diamond Multimedia Systems, Inc. ("Diamond" or the "Company") designs, develops, manufactures and markets multimedia and connectivity products for IBM-compatible personal computers ("PCs"). The Company is a leading supplier of graphics and multimedia accelerator subsystems for PCs, and is expanding its position in the interactive multimedia market by providing advanced solutions for home, business and professional desktop computer users, enabling them to create, access and experience compelling new media content from their desktops and through the Internet. Diamond accelerates multimedia from the Internet to the hard drive with products that include the Stealth series of media accelerators, the Monster series of entertainment 3D and audio accelerators, the Fire series of professional 3D graphics and SCSI accelerators, and the Supra? series of modems. Headquartered in San Jose, CA, Diamond has sales, marketing and technical facilities in several locations including Vancouver (WA), Albany (OR), Atlanta (GA), Dallas (TX), Singapore, Sydney, Hong Kong,
Seoul, Tokyo, Starnberg (Germany), Saarbrecken (Germany), Paris, and
Winnersh (U.K.). Diamond's products are sold through regional, national and international distributors as well as directly to major computer retailers, VARs and OEMs worldwide.


Net Sales

Net sales for the third quarter of 1998 increased $31.1 million (34%) to $123.2 million compared to $92 million for the third quarter of 1997. Net sales for the first nine months of 1998 increased $224.3 million (87%) to $481.7 million compared to $257.4 million for the corresponding prior year period. The increases in net sales for both periods were primarily attributable to shipments of the Company's graphics accelerator products, modems and motherboard revenues associated with the Company's purchase of Micronics Computers, Inc. at the end of the second quarter.

As a percentage of total net sales, international net sales represented 43% of net sales in the third quarter of 1998 compared to 41% of net sales in the third quarter of 1997. For the first nine months of 1998, international sales were 45% of total net sales compared to 37% in the same period of 1997. Sales growth was 40% in Europe and 35% in other international markets (Asia and Latin America) in the third quarter of 1998 compared to the third quarter of 1997. For the first nine months of 1998, net sales in Europe grew 163% compared to the first nine months of 1997, while net sales in other international markets grew 57% for the same period. European sales were 33% of total net sales in the third quarter of 1998 and 34% of total net sales in the first nine months of 1998, compared to 31% in the third quarter of 1997 and 24% for the first nine months of 1997. Other international sales were 10% of total net sales in the third quarter of 1998 and 11% of total net sales for the first nine months of 1998, compared to 10% for the third quarter of 1997 and 13% for the first nine months of 1997.

The transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and is expected to continue through 1998, as well as the SGRAM-to-SDRAM memory transition, has led to excess inventory of PCI and SGRAM-based products at the Company and in certain distribution channels. When combined with seasonal softness in the personal computer market and competitive pricing pressures, the Company experienced lower average selling prices and lower gross margins than originally anticipated during the third quarter of 1998. These market conditions also resulted in price protection charges continuing to be higher than expected and selling and marketing expenses to be higher than planned.

Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net sales and gross profit. As planned, the Company took steps to bring its Channel Inventory Levels down to a more desirable level during the third quarter. This affected revenue in the third quarter due to lower shipment levels and price protection charges associated with aggressive pricing moves. The Company estimates that worldwide Channel Inventory Levels were reduced by approximately $13 million during the third quarter. While the Company believes that its Channel Inventory Levels for many of its products are appropriate at this time, there are certain products which currently have a Channel Inventory Level that is higher than desirable. The Company plans to further reduce Channel Inventory Levels on these products during the fourth quarter which may adversely affect fourth quarter performance. The Company estimates and accrues for potential price protection charges on unsold channel inventory. However, there can be no assurance that these estimates or accruals will be sufficient. Should the estimates or accruals not be sufficient, additional price protection charges may be required, the result of which could have a material adverse effect on operating results during the fourth quarter of 1998.

Gross Margin

Gross margin for the third quarter of 1998 decreased $17.8 million to $0.4 million (0.3% of net sales) compared to $18.2 million (19.8% of net sales) in the third quarter of 1997. For the first nine months of 1998, gross margin increased $47.8 million to $62.5 million (13% of net sales) compared to $14.6 million (5.7% of net sales) in the first nine months of 1997. The decrease in gross margin in the third quarter of 1998 compared to the third quarter of 1997 was caused by a number of factors including general slowness in the industry and highly competitive pricing pressures. The increase in year to date gross margin reflects negative gross margins earned in the second quarter of 1997 due to technology transitions (2D only graphics to 2D/3D graphics, higher speed modems and consumer uncertainty regarding connectivity standards), seasonal slowness, and competitive pressures. Further, gross margin positively impacted in the first nine months of 1998 by significantly higher shipment volume levels over which indirect manufacturing costs were absorbed.

Research and Development

Research and development (R&D) expenses increased $2.2 million (38%) to $8.1 million for the third quarter of 1998, compared to the third quarter of 1997. For the first nine months of 1998, R&D expenses increased $4.3 million (24%) to $18.1 million, compared to the first nine months of 1997. As a percentage of sales, R&D expenses were 6.6% and 5.3% in the third quarter of 1998 and 1997, respectively, and 8% and 7.5% in the first nine months of 1998 and 1997, respectively. These increases were primarily due to higher personnel-related expenses and the material and outside service costs associated with new product development, including products that will offer various functions or combinations of functions including graphics, digital video, 3D animation, 3D CAD, sound, modem, telephony and other functions increasingly being implemented on personal computers.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased $6.8 million (41%) to $23.2 million for the third quarter of 1998, compared to the third quarter of 1997. For the first nine months of 1998, SG&A expenses increased $8.6 million (14%) to $70.1 million, compared to the first nine months of 1997. These increases are primarily due to increases in sales and promotional expenses during the first nine months of 1998. As a percentage of net sales, SG&A expenses were 18.9% and 16.7% in the third quarters of 1998 and 1997, respectively, and 22.3% and 25.4% of net sales for the first nine months of 1998 and 1997, respectively. The increases in SG&A in absolute dollars for both the third quarter of 1998 and the first nine months of 1998, when compared to the same periods in 1997, were primarily attributable to higher selling and marketing expenses. Certain of these expenses, especially expenses attributable to channel sales incentive programs, are directly proportional to increases in channel sales experienced between the two periods. In addition, end-user mail-in rebates were used extensively in the third quarter of 1998. Personnel related expenses have also increased during 1998.

Restructuring Expenses

The Company incurred restructuring expenses of $1.4 million in the second quarter of 1998 associated with the purchase of Micronics. These expenses related to the integration of the Micronics business into Diamond, especially severance and out placement fees as well as the cost of consolidating the remaining Micronics employees into existing Diamond facilities.

Amortization of Intangible Assets

The Company incurred amortization expense of $0.24 million in the third quarter of 1998 compared to $0.17 million in the corresponding prior year period. The increase in amortization expense in the third quarter of 1998 is primarily due to the amortization of the Company's purchase of Binar Graphics, Inc. in November 1997 which resulted in $2.0 million in goodwill. Amortization expense for the first nine months of 1998 was $0.73 million compared to $2.83 million in the same period of 1997. The decrease is primarily due to the write-off of $9.9 million of intangible assets during the third quarter of 1997 which significantly reduced the remaining outstanding balance to be amortized. These expenses relate to amortization of purchased technology and goodwill from the acquisitions of Supra Corporation and SPEA Software AG, which occurred in the third and fourth quarters of 1995, respectively. This decrease in expense was offset in part by amortization expense arising from Company's acquisition of Binar Graphics, Inc. Amortization expense will increase in future periods due to the purchase of Micronics. Exact amounts are not currently available pending a valuation study to allocate the purchase price in excess of net assets and liabilities between goodwill and in process technology expense. This study was not yet complete prior to publication.

Net Interest Income and Other Expense

Net interest expense was minimal in the third quarter of 1998 compared to net interest income of $0.4 million in the third quarter of 1997. Net interest income was $0.5 million and $1.4 million in the first nine months of 1998 and 1997, respectively. Net interest income declined due to higher interest expense incurred because of larger average borrowings outstanding during the first three quarters of 1998 compared to the first three quarters of 1997. Net other expense was $0.4 million in the third quarter of 1998 compared to a minimal net other income during the third quarter of 1997. For the first nine months of 1998, net other expense was $0.5 million compared to net other income of $0.8 million during the same period of 1997. These differences were primarily due to proceeds from the settlement of a lawsuit during the third quarter of 1997 and costs from the settlement of a lawsuit during the third quarter of 1998.

Benefit for Income Taxes

        The Company's effective tax benefit rate in the third quarter of 1998 was 30% compared to an effective tax benefit rate of 35% for the corresponding period in 1997. The Company's effective tax benefit rate in the first nine months of 1998 was 30% compared to an effective tax benefit rate of 30% for the first nine months of 1997. The effective tax rate in the third quarter of 1997 and the first nine months of 1997 would have been 35% if not for the write-off of goodwill and existing technology, which are not deductible for tax purposes. Differences from the statutory rate consisted principally of the effect of state income taxes, federal tax-exempt interest income and the research and development tax credit.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $11.3 million during the first nine months of 1998. Operating activities provided $5.4 million in cash. The primary sources of cash were decreases in inventories, trade accounts receivable and income taxes receivable. Significant uses of cash include reductions to trade accounts payable and other liabilities, reductions to the provisions for excess and obsolete inventory and doubtful accounts, and increases in deferred taxes and prepaid assets.

        The Company used $32.9 million in cash from investing activities. The primary investment was the purchase of Micronics, including acquisition costs, for $21.8 million net of cash acquired. Additional equity investments used of $3.2 million, primarily for the Company's investment in Not Limited, Inc., a developer of wireless data communication technologies including Diamond's HomeFree products, and the purchase of DigitalCast, the developer of Diamond's internet audio appliance sold under the name Rio. In addition, the Company has purchased $15.3 million in fixed assets during the first nine months of 1998 compared to purchases of $5.8 million in 1997. The increase is primarily due to the Company's investment in a new enterprise-wide business management, resource planning and decision support system. The Company successfully converted to this new system in early October 1998. The Company sold for
$6.3 million a building and real estate acquired in its purchase of Micronics. Net maturities of short term investments yielded $1.0 million.

        Net cash provided by financing activities was $16.1 million. Primary sources of cash included $78.0 million from term loans and revolving credit facilities and proceeds of $4.8 million from the issuance of common stock. These proceeds were partially offset by payments and maturities of term loans and revolving credit facilities of $6.4 million.

        At September 30, 1998, the Company had $74.6 million of cash and cash equivalents and $3.1 million of short-term investments. Further, as of such date, the Company had lines of credit and bank credit facilities totaling $59.3 million, of which $9.9 million was unused and available.
At September 30, 1998, the Company was in default with its loan covenants regarding tangible net worth and profitability. Waivers for these violations are pending.

        The Company expects to spend approximately $17 million for capital equipment in 1998, principally relating to computer and office equipment and including, in particular, an enhanced enterprise-wide business management, resource planning and decision support system. In addition, the Company acquired fixed assets with a fair market value estimated at $7.1 million as a result of the purchase of Micronics.

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

YEAR 2000 COMPLIANCE

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. The Company recently completed the first phase of a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. At the end of the third quarter, the Company's operations were converted to this system on an integrated, world-wide basis. This effort was undertaken to significantly improve the tools and information available to manage the Company. These tools have the added benefit of managing data with dates beyond December 31, 1999 as indicated by the vendors. The Company continues to test such capabilities as part of its post-implementation process. This testing is expected to be completed during the first half of 1999. The Company's current estimate is that the costs specifically associated with this testing and validation process will not have a material adverse effect on the result of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.



CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

Potential Fluctuations in Future Operating Results

The Company's operating results have fluctuated significantly in the past on a quarterly and an annual basis and are likely to continue to fluctuate significantly in the future depending on a number of factors. The accompanying sections explain in greater detail certain important factors that the Company has identified which may affect the future performance of the Company.

The Company develops products in the highly competitive PC multimedia, and communications markets, including the graphics, video, sound, audio, modem, system boards and home networking segments. These products are very susceptible to product obsolescence and typically exhibit a high degree of volatility of shipment volumes over relatively short product life cycles. The timing of introductions of new products in one calendar quarter as opposed to an adjacent quarter can materially affect the relative sales volumes in those quarters. In addition, product releases by competitors and accompanying pricing actions can materially and adversely affect the Company's revenues and gross margins.

The Company sells its products to retail customers (mass merchandisers and large chains who sell products primarily off-the-shelf directly to end users), retail distribution customers (distributors which resell to smaller retail chains and large individual end users) and OEM customers (customers which use the Company's products in conjunction with other products to produce complete computer systems for sales through both direct and indirect distribution channels to end users). Reliance on these indirect channels of distribution means that the Company typically has little or no direct visibility into end user customer demand. OEM customers tend to provide the Company with forecasts for product requirements but actual order lead times remain less than 90 days. Retail and retail distribution customers typically do not forecast product requirements and order lead times are typically very short, as these customers tend to reorder for stock in quantities that approximate recent sales volumes. Accordingly, this means that future operating results are dependent on continued sales to customers where the vast majority of the normal volume of orders are placed with the Company within the same calendar quarter, and frequently within a few days, as the requested date of shipment by the customer.

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

Other factors which may have a material adverse effect on the Company's future performance include the management of growth of the Company, rapid declines in the price of components used by the Company, latent defects that can exist in the Company's products, competition for the available supply of components, dependence on subcontract manufacturers, dependence on and development of adequate information technology systems, intellectual property rights and dependence on key personnel.

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

Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. The second and third quarters of 1997 comprised such a period due to the transition from older slower speed modems and 2D graphics products to new higher speed modems and 3D graphics products. In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port
(AGP), which began in 1997 and is continuing through 1998, controller and memory chip selection and the timely introduction of new products have been and will continue to be critical factors. The Company was significantly affected by the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition in 1998, which resulted in significant pricing pressures on the Company's remaining PCI-based and SGRAM-based graphics inventory and by significant price protection claims associated with such price declines. Also, as is common in the personal computer industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter. In this regard, the Company's results for the second and third quarters of 1998 were less than expected due to less than expected shipments of the Monster 3D II product at the end of that quarter due principally to sudden order cancellations during the final week of the quarter. In addition, from time to time, a significant portion of the Company's net sales may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

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

Recently the company announced a shift to a short cycle inventory model in an effort to reduce price protection and inventory value exposures as a result of rapid downturns in customer orders. This will result in less inventory being carried in Company warehouses and by distribution customers. Consequently, the Company may not be able to react quickly enough to sudden increases or shifts in demand for a given product with the result that revenue may suffer.


Declining Selling Prices and Other Factors Affecting Gross Margins

The Company's markets are characterized by intense ongoing competition coupled with a past history, and a current trend, of declining average selling prices. A decline in selling prices may cause the net sales in a quarter to be lower than the revenue of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is likely that the Company's average selling prices will decline, and that the Company's net sales and margins may decline in the future, from the levels experienced to date. (See also Short Product Life Cycles; Dependence on New Products) The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products, including its modems, 3D graphics accelerators, home networking adapters, internet music players and 3D audio accelerators, some of which have been impacted from time-to-time by a scarcity in the supply of associated chipsets and other components. The availability of new products is typically restricted in volume early in the products' life cycle and should customers choose to wait for these new versions, the ability of the Company to procure sufficient volumes of these products to meet customer demand is unlikely. Such a failure to meet demand is likely to have a material adverse effect on the revenues and operating margins of the Company.


 In addition, the Company's net sales, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAM, SDRAM, SGRAM, RDRAM, or flash memory, DVD drives, multimedia or communications controller chips or bundled software, decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final end-user customer. The Company experienced such declining prices and reduced margins in the second and third quarters of 1998 due to the effect of product transitions, including the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition. Competition from products based on SDRAM memory, which has lower manufacturing costs than SGRAM based products, resulted in sharply declining selling prices for SGRAM based products. This led to material charges for declining inventory values and price protection for channel inventory. These charges had a material adverse effect on revenues, operating margins and operating results. Conversely, an increase in the price of semiconductor components that are in scarce supply, such as high-speed DRAMs, may adversely impact the Company's gross margin due to higher unit costs, and a decrease in the supply of such semiconductor components may adversely impact the Company's net sales due to lower unit shipments.

Seasonality

The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth quarter of each year and is generally slower in the period from April through August. This seasonality may become more pronounced and material in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel, that PCs become more consumer-oriented or entertainment-driven products, or that the Company's net sales becomes increasingly based on entertainment-related products. Also, to the extent the Company is successful in expanding its European operations, it may experience relatively weak demand in third calendar quarters due to historically weak summer sales in Europe.

Management of Growth

        In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion in scope has resulted in a need for significant investment in infrastructure, processes and information systems. This requirement includes, without limitation: securing adequate financial resources to successfully integrate and manage the growing businesses and acquired companies; retention of key employees; integration of management information, product data management, control, accounting and telecommunications and networking systems; consolidation of geographically dispersed manufacturing and distribution facilities; coordination of suppliers; rationalization of distribution channels; establishment and documentation of business processes and procedures; and integration of various functions and groups of employees. Each of these requirements poses significant, material challenges.


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

        In the fourth quarter of 1998, the Company intends to commence manufacturing and shipping its first finished consumer electronics product, Rio, an internet music player. Also during the fourth quarter of 1998, the Company intends to commence manufacturing and shipping the HomeFree line of wireless home networking products. These products will pose new design, manufacturing and customer support issues to the Company and there can be no assurance that the Company can successfully meet these challenges or satisfy customer demand for the products. There can also be no assurance that the cost associated with of meeting such challenges and satisfying demand will not have a material adverse impact on the Company's operating results in future periods.

        The Company's future operating results will depend in large measure on its success in implementing operating, manufacturing and financial procedures and controls, improving communication and coordination among the different operating functions, integrating certain functions such as sales, procurement and operations, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in all areas. Moreover, the Company has completed the first implementation phase of a new enterprise resource planning (ERP) system in order to better manage the increasing complexity of its international multi-product business. This system also supports the Company's efforts to avert potential Year 2000 issues with its previous management information system. There can be no assurance that the Company will be able to manage these activities and implement these additional systems, procedures and controls successfully, and any failure to do so could have a material adverse effect upon the Company's short-term and long-term operating results.


Short Product Life Cycles; Dependence on New Products

        The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. The Company must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer needs and meet customer requirements. To do this, the Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its new products, as well as the timing of the introduction of such new products, all of which may impair the orders for or the prices of the Company's existing products. The success of new product introductions depends on various factors, some of which are outside the Company's direct control. Such factors may include: selection of new products; selection of controller or memory chip architectures; implementation of the appropriate standards or protocols; timely completion and introduction of new product designs; trade-offs between the time of first customer shipment and the optimization of software for speed, stability and compatibility; development of supporting content by independent software application vendors;
development and production of collateral product literature; prompt delivery to OEM accounts of prototypes; support of OEM prototypes; ability to rapidly ramp manufacturing volumes; and coordination of advertising, press relations, channel promotion and VAR evaluation programs. For example, selection of the appropriate standards and protocols will be a key factor in determining the future success of the Company's new home networking and internet music player products.

        In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and is expected to continue through 1998, controller and memory chip selection and the timely introduction of new products have been and will continue to be critical factors. The Company saw the effects of the PCI-to-AGP graphics bus transition and the SGRAM-to-SDRAM memory transition in the second and third quarters of 1998, which resulted in significant price reductions for the Company's remaining PCI-based and SGRAM-based graphics inventory and the inventory of such products in the distribution channel. As a result, the net sales and gross margins of the Company were materially and adversely affected by declining prices for the PCI-based and SGRAM-based products and there were significant price protection claims associated with such price declines. In addition, in the current transition from the widely accepted
V.34 modem protocol (33.6Kbps) through the new higher speed proprietary K56flex and x2 protocols (56Kbps) to the new international standard V.90 protocol (56Kbps), the chip selection to implement and deploy such standards and the industry alliances to convert such support into revenue and market share have been and will continue to be critical factors. There can be no assurance that the Company will select the proper chips to implement and support its efforts in the various markets or that the Company will execute its strategy in a timely manner during this transition period.

Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space and OEM design wins in future periods. Moreover, because of the short product life cycles coupled with the long lead times for procuring many of the components used in the Company's products, the Company may not be able, in a timely manner, or at all, to reduce its component procurement commitments, software license commitments, production rates or inventory levels in response to unexpected delays in product launch, shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if such demand increases are in a new product or new technology area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product or component unavailability. The timing and speed of the PCI-to-AGP bus transition and the SGRAM-to-SDRAM memory transition led to an excess inventory of PCI and SGRAM-based products at the Company and in the distribution channel which in turn resulted in lower average selling prices, lower gross margins, end-of-life inventory write-offs, and higher price protection charges during the second and third quarters of 1998. Further, the falling demand for, and the excess supply of, Monster 3D II and competitive entertainment 3D products in the channel during the third quarter of 1998 resulted in rapidly declining revenue and prices vis-a-vis the second quarter of 1998, and resulting price protection for this class of product in the third quarter of 1998. The Company estimates and accrues for potential inventory write-offs and price protection charges. There can be no assurance that these estimates and accruals will be sufficient in future periods, or that additional inventory write-offs and price protection charges will not be required. The impact of these charges on the Company's operating results in the second and third quarters of 1998 was material and adverse. Any similar occurrence in the future could have a material effect on operating results in such future operating periods.

New Operating Systems

        The PC industry has been characterized by significant operating system changes, such as the introduction of Windows 95 in 1995 and Windows NT 4.0 in 1996, and the introduction of significant new operating system components, such as Microsoft's Direct X and ActiveX for Windows 95. During the second quarter of 1998 Microsoft introduced Windows 98. In anticipation of the release of Windows 98 a significant portion of new computer purchasers delayed purchase of a new system until after the release of Windows 98. The effects of this consumer resistance were compounded by the delay and uncertainty of the release due to legal challenges. Additionally, further purchases were delayed to ensure that the new operating system would be compatible with older applications and would operate at least as reliably as Windows 95. The Company believes that this forward shift in time of a significant number of computer purchasers had an adverse impact on the revenues of the Company in the second quarter of 1998.

        In addition, while new operating systems can provide new market opportunities, such as the growing market for graphical user interface (GUI) accelerators that occurred with the introduction of Windows 3.0 and the growth in the PC games market with the introduction of Windows 95, new operating systems and operating system components also place a significant research and development burden on the Company. New drivers, applications and user interfaces must be developed for new operating systems and operating system components in order to maintain net sales levels and customer satisfaction. Perhaps more significantly, such drivers, applications and interfaces customarily are ported to the recently shipped portion of the Company's installed base. This effort involves a substantial investment in software engineering, compatibility testing and customer technical support with only limited near-term incremental revenue return since these driver updates are usually provided via electronic distribution at no cost to the Company's installed customer base. In addition, the installation of this software may result in technical support calls, thereby generating expenses that do not have offsetting revenue. Moreover, during the introductory period of a major new operating system release such as Windows 95 or Windows 98, such installed base support may reduce the research and development and customer technical support resources available for launching new products. For example, after substantial investment in porting the Company's software, graphics accelerator and modem products to Windows 95, the Company was at year-end 1996 still developing for final release improved, accelerated Windows 95 drivers for the Viper Pro Video series of accelerator add-in cards. While this product line did not at that time represent a revenue opportunity for the Company, the Company nevertheless believed that it was important to make the significant software development investment represented by this effort in order to maintain relations with its installed customer base and its reputation for reliable on-going product support. Furthermore, new operating systems for which the Company prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may never be achieved.

Dependence on Third Party Software Developers

     The Company's business strategy includes developing relationships with major independent software application vendors that serve the 3D graphics and 3D audio markets, including the 3D computer games market and the professional 3D graphics applications market. The Company believes that the availability of a sufficient number of high quality, commercially successful entertainment 3D software titles will be a significant factor in the sale of multimedia hardware to the PC-based interactive 3D entertainment market.
The Company also believes that compelling professional 3D graphics applications developed for PCs or ported from traditional workstations, such as those supplied by Silicon Graphics and Sun Microsystems, to PCs based on advanced Intel microprocessors and the Microsoft NT operating system will be significant factors in the sale of 3D graphics hardware to the PC-based NT workstation market. The Company depends on independent software application developers and publishers to create, produce and market software entertainment titles and professional graphics applications that will operate with the Company's 3D products, such as Monster entertainment 3D and Fire GL professional 3D series of graphics accelerators. Only a limited number of software developers are capable of creating high quality professional 3D and entertainment 3D software. Competition for these resources is intense and is expected to increase. There can be no assurance that the Company will be able to attract the number and quality of software developers and publishers necessary to develop a sufficient number of high quality, commercially successful software titles and applications that are compatible with the Company's 3D products.

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

Market Anticipation of New Products, New Technologies or Lower Prices

Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally declining prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-release publicity surrounding the release of Windows 95 may have contributed to a slowing of the consumer PC market in the summer of 1995. Moreover, a similar reaction occurred in the modem market as a result of the announcements of modems based on 56 Kbps technology, which became available in 1997, and in the overall PC market in anticipation of Intel Corporation's transition to MMX-based microprocessors during 1997. Additionally, the substantial publicity by Intel Corporation for its MMX technology may have confused and slowed the market for add-in multimedia accelerators, such as those sold by the Company, during the first half of 1997. Similarly, Microsoft's launch of Windows 98 combined with the uncertainties surrounding such a launch was a factor in slower PC sales in the second quarter of 1998. These effects may continue into future periods for these or similar events. Other anticipated new product releases that may influence future market growth or the timing of such growth include Intel's release of its Pentium II CPU and the associated chipsets supporting the 2x AGP and 4x AGP architectures, Intel's release of its "Merced" workstation CPU slated for first customer shipment in 1999, and the release of Microsoft's Windows 2000.

The potential negative impact on the Company's operating results as a result of customer decisions to postpone purchases in favor of new and "publicized" technology can be further magnified if products or components based on such new technology are not available in a timely manner or in sufficient supply to meet the demand caused by the market's shift to the new technology from an older technology. For example, the Company believes that the PC market may have slowed in early 1997 in part as customers waited for the availability of Intel's new MMX-enabled Pentium CPUs. Further, the Company's operating results could be adversely affected if the Company makes poor selections of chip architectures or chip suppliers to pursue 3D graphics, AGP or 56Kbps modem market opportunities and, as a result, is unable to achieve market acceptance of its new products or is unable to secure a sufficient supply of such components.

If the Company or any of its competitors were to announce a product that the market viewed as having more desirable features or pricing than the Company's existing products, demand for the Company's existing products could be curtailed, even though the new product is not yet available. For example, the Company's next-generation sixteen-megabyte SDRAM-based graphics accelerators have a memory cost component roughly equivalent to eight-megabyte SGRAM-based graphics accelerators. Market anticipation of new product releases such as these, as well as similar competitive releases, reduced demand for the Company's SGRAM based graphics products and materially and adversely affected the Company's operating results for the second and third quarters of 1998. Similar results may occur during the fourth quarter of 1998. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they might postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, although potentially positive in the longer term, can negatively impact the Company's operating results in the short term.

Component Shortages; Reliance on Sole or Limited Source Suppliers

The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly chipsets and software that provide graphics, digital video, DVD, television (TV), sound or other multimedia functions, random access memory (including DRAM, RDRAM, SDRAM, SGRAM and flash) chips, and speakerphone/modem and fax/modem chipsets. Although the price and availability of many semiconductor components improved during 1997 and 1998, these components are periodically in short supply and on allocation by semiconductor manufacturers. For example, it is expected that the Company may experience constraints in the supply of high-performance SGRAMs, flash memory and high-performance 3D graphics chips for the foreseeable future. There can be no assurances that the Company can obtain adequate supplies of such components, or that such shortages or the costs of these components will not adversely affect future operating results. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia and communications ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical or competitive cost levels. Conversely, in its attempt to counter actual or perceived component shortages, the Company may over purchase certain components or pay unnecessary expediting or other surcharges, resulting in excess inventory or inventory at higher than normal costs and reducing the Company's liquidity, or in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin and profitability. Such a condition existed in the first quarter of 1998, and the Company's perception of component shortages caused the Company to over purchase components and pay surcharges for components that subsequently declined in value in the second and third quarters of 1998. In addition, such inventory sell-offs by the Company or its competitors could trigger channel price protection charges, further reducing the Company's gross margins and profitability, such as occurred with the Monster 3D II product line in the third quarter of 1998.

As noted above, supply and demand conditions for semiconductor components are unpredictable and may change from time to time. During periods of oversupply, prices are likely to fall and certain vendors of such semiconductor chips may liquidate their inventories in a rapid manner. If such semiconductor vendors are suppliers to the Company's competitors, then such actions could enable competitors of the Company to enjoy a cost advantage vis-a-vis the Company, and any resulting price reduction for such competitors' products could force the Company to reduce its prices, thereby depressing the Company's net sales and gross margins in one or more operating periods.

During periods of component oversupply and associated price deflation, customers of the Company, particularly those comprising channels that do not receive price protection from the Company, may seek to draw down the inventory that they hold since such inventory likely would bear a price deflation risk. As a consequence, the Company may see its orders, unit shipments or average selling prices depressed from time to time during such price-deflation and inventory-reduction periods; this occurred during the second quarter of 1998, which adversely affected net sales and gross margin during such period, and this may occur again in future periods.

When the PC or PC peripherals markets emerge from a period of oversupply, such as that experienced in the second quarter of 1997, certain manufacturers, distributors and resellers may be unprepared for a possible rapid increase in market demand. Accordingly, the Company may not have sufficient inventory, scheduled component purchase orders or available manufacturing capacity to meet any rapid increase in market demand, thereby missing orders and revenue opportunities, causing customer dissatisfaction and losing market share. The Company experienced such a situation in the second half of 1997 and in the first half of 1998 as the Company experienced a shortage of various components, restricting the Company's ability to manufacture certain products in sufficient quantities or in a linear fashion to meet market demand. For certain products, the Company continued to experience such restrictions in the third quarter of 1998. In addition, the Company believes that in the near term the Company will continue to be subjected to restricted supply and increasing prices on certain semiconductor components including certain graphics controllers and memories. The inability of the Company to obtain product components at their historical or planned cost levels, resulting in the Company being forced to pay higher prices to achieve timely delivery, would directly affect the cost of the Company's products and could materially and adversely affect the Company's gross margin. There can be no assurance that the Company will be able to obtain adequate supplies of components or that such shortages or the costs of these components will not adversely impact the Company's future operating results. Conversely, there can be no assurance that the Company will not see the value of its inventory depreciate if components in a shortage condition emerge from that condition and experience a significant oversupply condition. For example, this situation occurred during the second and third quarters of 1998 with certain graphics chips that support only SGRAM memory, and in the third quarter of 1998 with components associated with the Company's Monster 3D II product line.

Dependence on Subcontractors

The Company relies on independent surface mount technology ("SMT") subcontractors to manufacture, assemble or test the Company's board level products, as well as its first "finished" consumer electronics product, Rio, an internet music player. The Company typically procures its components, assembly and test services and assembled products through purchase orders and does not have specific volume purchase agreements with each of its subcontractors. Most of the Company's subcontractors could cease supplying the services, products or components at any time with limited or no penalty. In the event that it becomes necessary for the Company to replace a key subcontractor, the Company could incur significant manufacturing set-up costs and delays. There can be no assurance that the Company would be able to find suitable replacement subcontractors. The Company's emphasis on maintaining low inventory may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. The Company's ability to respond to greater than anticipated market demand may be constrained by the availability of SMT or finished product subcontracting services. Further, various of the Company's subcontractors are located in international locations that, while offering low labor costs, may present heightened process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply chain management risks.

Dependence on Graphics and Multimedia Accelerator Market

Sales of graphics and video accelerator subsystems accounted for greater than 65% and 79% of the Company's net sales in the third quarter of 1998 and 1997, respectively. Although the Company has introduced audio subsystems, has entered the PC modem and communications and home networking markets, and has announced its intention to enter into the consumer electronics market with its Rio Internet music player, graphics and video accelerator subsystems are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics and video accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

Migration to Personal Computer Motherboards

        The Company's graphics and multimedia accelerator subsystems are individual products that function within personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing such functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. The Company expects that such migration will not occur in a substantial way with 3D graphics or Intel's accelerated graphics port (AGP) in the near term, although the Company recognizes that such migration could occur with respect to the functionality provided by some of the Company's current products. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems configuration, such as 3D graphics, 3D audio and communications, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into CPU microprocessors, such as under Intel's MMX, Whitney or AGP technologies, will not adversely affect the future market for the Company's products. In large part, the continuation of a robust market for add-in graphics and video subsystems may depend on the timing and market acceptance of 3D graphics and digital video MPEG-2 acceleration. This, in turn, may depend on the availability of compelling 3D and MPEG-2 content, including games and entertainment, broadcast digital video, PC video phones, desktop video conferencing, and
digital video, audio and 3D VRML graphics on the Internet.   Similarly, the
robustness of the communications market may depend largely on the widespread adoption of 56Kbps and digital subscriber line (xDSL) technologies in both client-side modems attached to the PC and server-side modems provided by Internet Service Providers and telephone network central offices. The timing of major xDSL technology introductions and the market acceptance of these new technologies and standards are largely out of the control of the Company.

        The Company believes that a large portion of the growth in the sales of personal computers will be in sealed systems which contain all functionality on the motherboard and are not able to be upgraded in the manner most current personal computers can be upgraded. These sealed computers would contain a systems board that would include CPU, system memory, graphics, audio, and modem functionality on a single board. The Company recently acquired Micronics for the purpose of obtaining technical and marketing expertise and brand acceptance in CPU motherboard design and to develop integrated multimedia system board products. However, there can be no assurance that a significant market will exist for low-cost fixed system boards or that the acquisition of Micronics will enable the Company to successfully compete in such an emerging market or in the current motherboard market.

Risks Associated with Industry Consolidation

        The Company pursues a strategy of "silicon agility" which entails continuous evaluation of outside sources of graphics, modem, home networking, and audio chipsets. This strategy depends on a number of competitive suppliers of each of these products in order to ensure that the Company is offering leading edge technology in each product line at prices with which the Company can compete with competitors who design their own chipsets. In the recent past there have been instances of chipset suppliers acquiring their own add-in card manufacturing, marketing and distribution (for example, Evans & Sutherland Corp's purchase of Accel Graphics or 3Dlabs Inc. acquisition of Dynamic Pictures Inc.). While these acquisitions in and of themselves are not material to the operations of the Company, any increase in the number of vertical integration acquisitions may restrict the choices of chipset suppliers available to the Company and thereby reduce the likelihood that the Company will have access to leading edge technology at prices which would allow the Company to compete with vertically integrated competitors such as ATI Technologies Inc., Matrox Graphics Inc. and Creative Technologies, Inc.

Competition

The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of graphics and multimedia accelerator products for the PC such as Matrox Graphics Inc., STB Systems Inc., Creative Technologies Inc. and ATI Technologies Inc., and indirectly against PC systems OEMs to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by the Company's products. In certain markets where the Company is a relatively new entrant, such as modems, sound cards, and consumer electronics Internet music players, the Company may face dominant competitors including 3Com (modems), Creative Technologies, Inc. (sound cards) and Sony Corp. (consumer electronic music players). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, CPU or motherboard markets) emerge as competitors across broader or more integrated product categories.

In addition, manufacturers of chipsets or other components used in the Company's products could become future competitors of the Company to the extent that such manufacturers elect to integrate forward into the add-in subsystem or value-added software market (for example, the acquisition of Accel Graphics by Evans & Sutherland), or as such multimedia chipset manufacturers provide increasingly higher quality and more sophisticated software to their chipset customers, including subsystem suppliers competitive to the Company. Also, certain of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources relative to the Company, and many have long-standing market positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors also have a competitive cost advantage as a result of being located in areas that impose significantly lower taxes than the United States or offer a substantially lower cost of labor or provide governmental subsidies, such as research and development and training funds. Many of the Company's current and potential competitors also design and manufacture their own graphics acceleration, video, sound, fax/modem or other multimedia processing chipsets. While the Company believes that its semiconductor vendor flexibility enables it to select, within certain limits, from among the most advanced and price competitive chipsets available on the open market, the captive semiconductor operations of certain of the Company's current and potential competitors could provide them with significant advantages, including greater control over semiconductor architecture and technology, component design, component performance, systems and software design, time to market, availability and cost.

The Company also believes that the strategy of certain of its current and potential competitors is to compete largely on the basis of price, which may result in significant price competition and lead to lower margins for the Company's products or otherwise adversely affect the market for the Company's products. To the extent that semiconductor availability is relatively robust and software drivers and reference hardware designs from multimedia chipset manufacturers are of high quality and sophistication, then competitors who sell such reference designs and compete largely on price with little value-added engineering may have a competitive cost or expense advantage relative to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its current and future markets, or will be able to compete successfully against current and new competitors, as the Company's technology, markets and products continue to evolve.

Distribution Risks

The Company sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants, VARs and OEM customers. The Company's future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the World Wide Web. The loss of, or reduction in, sales to certain of the Company's key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on the Company's operating results. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet, increased use of mail-order catalogues, increased use of consumer-electronics channels for personal computer sales, or increased use of channel assembly to configure PC systems to fit customers' requirements could affect the Company in ways not yet known. Moreover, additions to or changes in the types of products the Company sells, such as the introduction of professional-grade products or the migration toward more communications-centric products, such as home networking may require specialized value-added reseller channels, relations with which the Company has only begun to establish.

Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net sales and gross profit. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in net sales during one or more accounting periods. This was the case in the third quarter of 1998 as the company reduced channel inventory levels as part of its new short-cycle inventory model. While this expected to reduce the Company's exposure to future charges for price protection and excess inventory, it materially and adversely affected revenues for the third quarter. Such efforts to reduce channel inventory might also result in price protection charges as prices are decreased, having an adverse impact on operating results. While the Company believes that its Channel Inventory Levels for many of its products are appropriate at this time, there are certain products which have a Channel Inventory Level that is higher than desirable, specifically its Monster 3D II product line. The Company accrues for potential price protection charges on unsold channel inventory. However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future price reductions will not have a material adverse effect on operating results, including during the fourth quarter of 1998.




Product Returns; Price Protection

The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. Moreover, certain of the Company's retail customers will readily accept returned products from their own retail customers, and these returned products are, in turn, returned to the Company for credit. The Company estimates returns and accrues for potential price protection on unsold channel inventory. The Company experienced significant price protection charges due to the transition from PCI to AGP-based graphics accelerators and from SGRAM to SDRAM-based graphics accelerators during the second and third quarters of 1998. Moreover, the Company experienced significant price and revenue erosion and associated price protection on its Monster 3D II product line in the third quarter of 1998 as demand for that class of product declined in the third quarter of 1998, and market prices also declined significantly. The Company may be faced with further significant price protection charges as the Company and its competitors move to reduce channel inventory levels of current products, such as the Monster 3D II as new product introductions are made. However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies such as the new 56 Kbps modem and 3D graphics technologies, and the difficulty in predicting future sales through the distribution channels to the final end customer all increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystems industry could result in significant and unforeseen product returns, with such returns creating a material adverse effect on the Company's financial performance. In addition, there can be no assurance that new product introductions by competitors or other market factors, such as the integration of graphics and video acceleration or modem connectivity by OEMs onto system motherboards, will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's gross margins.

Furthermore, the markets that the Company serves include end users who buy from computer retail and consumer electronics mass merchant outlets to upgrade their existing PCs. Such customers frequently decide to return products to the retail outlets from which they earlier purchased the product. Such returns are made for a variety of reasons, including the customer changing his or her mind regarding his or her purchase decision, the customer has difficulty with the installation or use of the product, the product does not offer the features, functions, or performance that the customer expected or the customer experiences incompatibilities between the product and his or her existing PC hardware or software. Since many of the products that the Company sells incorporate advanced computer technology, the Company expects that end-user customer returns, including warranty returns, will be a continuing negative attribute of supplying the PC installed-base upgrade market. There can be no assurance that the Company will be able to achieve gross margins in the PC installed-base upgrade market that will be high enough to offset the expenses of end-user customer returns and still generate an acceptable return on sales to the Company.

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

It is expected that OEM revenue will carry a lower gross margin percentage compared to sales to other channels due to perceived lower expenses to support such OEM revenue and the buying power exercised by large OEMs. Furthermore, many large OEMs require that distribution hubs be established local to their factories to supply such factories on very short notice. Such hubs represent a cash drain on the Company to support the required inventory, and a product obsolescence and inventory write-off risk as the price of such inventory may decline or reach the end of its useful life or the design-in life at the OEM before such inventory, which may be
specific to a certain OEM, is completely consumed.   The Company's
contractual relationships with Dell, Micron and Compaq regarding such hubs may represent such product obsolescence and inventory write-off risks.

The Company's products are priced for and generally aimed at the higher performance and higher quality segment of the market. Therefore, to the extent that OEMs focus on low-cost solutions rather than high-performance solutions, an increase in the proportion of the Company's sales to OEMs may result in an increase in the proportion of the Company's revenue that is generated by lower-selling-price and lower-gross-margin products, particularly with respect to the Company's audio and modem products, which could adversely affect future gross margins and operating results of the Company.

Rapid Technological Change

        The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. For example, 3D technology is evolving rapidly in the graphics and audio markets, memory architectures and speeds are changing rapidly, and DVD and MPEG-2 decryption techniques and navigation technologies are still being refined and moving from hardware-centric to software-centric implementations. Product life cycles in the Company's markets frequently range from six to twelve months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionalities that meet changing customer requirements in a cost-effective manner. Further, if the Company is successful in the development and market introduction of new products, it must still correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where the Company's customers are not the final end customers. Moreover, whenever the Company launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are impacted by such new products, as well as any resulting price protection charges and Stock Rotations from its distribution channels. During the second quarter of 1998, the Company experienced large price protection charges with respect to the decline in average selling prices of graphics accelerators due to the SGRAM to SDRAM transition of mainstream graphics accelerators and other competitive pressures. Due to the much lower cost of SDRAM solutions SGRAM prices fell in competition thereby lowering manufacturing costs of graphics accelerators. The Company, forced to meet the pricing actions of its competitors was forced to lower prices triggering larger than normal or expected price protection and eroding the value of some of the Company's on hand inventory. A similar phenomenon occurred in the third quarter of 1998 relative to the Company's Monster 3D II product line.

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

Also, during the first three quarters of 1998, sales in Asia and Southeast Asia were below expected levels. The lack of sales in the Asian market were primarily related to the lack of credit facilities available to customers in those markets for the Company's products and other products necessary for those customers to sell complete products. The Company expects continued sluggishness in sales in Asia and Southeast Asia during the remainder of 1998 and continuing into 1999.

Information Technology and Telecommunications Systems

The Company is currently making significant investments in establishing systems, processes and procedures to more efficiently and effectively manage its worldwide business and enable communications and data sharing among its employees and various business units. This effort comprises a significant investment of expense and capital funds, as well as a drain on management resources, for the installation of information technology ("IT"), network and telecommunications equipment and IT applications. As part of this program to install IT systems throughout the Company, management has begun installation of an enhanced enterprise-wide business management, resource planning and decision support application. Further, in order to more effectively manage the Company's business and avert Year 2000 issues, the Company is implementing this new ERP application and the associated processes and procedures and installing the associated IT equipment in order for it to be fully operational no later than by the beginning of 1999. Such an effort is expected to comprise a further substantial investment of expenses and management resources by the Company.

Year 2000 Compliance

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. The Company recently completed the first phase of a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. At the end of the third quarter, the Company's operations were converted to this system on an integrated, world-wide basis. This effort was undertaken to significantly improve the tools and information available to manage the Company. These tools have the added benefit of managing data with dates beyond December 31, 1999 as indicated by the vendors. The Company continues to test such capabilities as part of its post-implementation process. This testing is expected to be completed during the first half of 1999. The Company's current estimate is that the costs specifically associated with this testing and validation process will not have a material adverse effect on the result of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. See "-Information Technology and Telecommunications Systems."

Capital Needs

There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. Any shortfall in capital resources compared to the Company's level of operations or any inability to secure additional capital as needed could impair the Company's ability to finance inventory, accounts receivable and other operational needs. Such capital limitations could also impair the Company's ability to invest in research and development, improve customer service and support, deploy information technology systems, and expand manufacturing and other operations. Failure to keep pace with competitive requirements in any of these areas could have a material adverse effect on the Company's business and operating results. Moreover, any need to raise additional capital through the issuance of equity or debt securities may result in additional dilution to earnings per share.

Proprietary Rights

        While the Company had 14 issued U.S. Patents and 20 pending U.S. Patent Applications at September 30, 1998, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated the proprietary rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of the resources of the Company, may also be necessary to enforce proprietary rights of the Company or to defend the Company against claimed infringement of the proprietary rights of others.

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

The Company has been named as a defendant in a lawsuit filed on October
9, 1998 in the United States District Court for the Central District of California. Plaintiffs are the Recording Industry Association of America, Inc. (the "RIAA"), a trade organization representing recording companies and the Alliance of Artists and Recording Companies (the "AARC") an organization controlled by the RIAA which exists to distribute royalties collected by the copyright office. The complaint alleges that the Company's Rio product, a portable music player, is subject to regulation under the Audio Home Recording Act (the "AHRA") and that the device does not comply with the requirements of the AHRA. On October 16, 1998 a hearing was held and the Court issued a Temporary Restraining Order preventing the Company from manufacturing or distributing the Rio product for a period of ten days. On October 26, 1998 a hearing was held to determine if a Preliminary Injunction should issue to further restrain the Company until the conclusion of the suit. The court denied the motion and refused to restrain the Company from manufacturing and distributing the Rio product. The RIAA has filed a notice that it intends to appeal the Court's ruling to the United States Court of Appeals for the Ninth Circuit. No schedule has been set for any briefing or other action on the appeal. No provision for any liability or loss that may result from adjudication or settlement of this action has been made in the accompanying consolidated financial statements.

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

The Company has been named as a defendant in a lawsuit filed on October
9, 1998 in the United States District Court for the Central District of California. Plaintiffs are the Recording Industry Association of America, Inc. (the "RIAA"), a trade organization representing recording companies and the Alliance of Artists and Recording Companies (the "AARC") an organization controlled by the RIAA which exists to distribute royalties collected by the copyright office. The complaint alleges that the Company's Rio product, a portable music player, is subject to regulation under the Audio Home Recording Act (the "AHRA") and that the device does not comply with the requirements of the AHRA. On October 16, 1998 a hearing was held and the Court issued a Temporary Restraining Order preventing the Company from manufacturing or distributing the Rio product for a period of ten days. On October 26, 1998 a hearing was held to determine if a Preliminary Injunction should issue to further restrain the Company until the conclusion of the suit. The court denied the motion and refused to restrain the Company from manufacturing and distributing the Rio product. The RIAA has filed a notice that it intends to appeal the Court's ruling to the United States Court of Appeals for the Ninth Circuit. No schedule has been set for any briefing or other action on the appeal. No provision for any liability or loss that may result from adjudication or settlement of this action has been made in the accompanying consolidated financial statements.

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

None


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






ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibit

         Exhibit #       Description of Document

                Not Applicable

      B. Reports on Form 8-K


         In connection with the acquisition of Micronics, the Company filed a report on Form 8K on July 14, 1998, as amended on September 14, 1998, describing the merger and providing financial statements and pro forma financial information relating thereto.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DIAMOND MULTIMEDIA SYSTEMS, INC.



Date:   November 16, 1998               /s/  William J. Schroeder
                                        -------------------------
                                        William J. Schroeder
                                        President and Chief Executive Officer


Date:   November 16, 1998               /s/  James M. Walker
                                        --------------------
                                        James M. Walker
                                        Senior Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
 27.1                              Financial Data Schedule