Form 10-K
period 1998-12-31
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1999-04-01
CIK 936734

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                                       or

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of March 1, 1999, 31,971,548 shares of common stock were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the Nasdaq Stock Market on March 1, 1999) of Diamond Multimedia Systems, Inc., held by nonaffiliates was $229,795,001. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed prior to April 30, 1999, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 are incorporated by reference into Part III of this Form 10-K.

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

Diamond Profile

        Diamond Multimedia Systems, Inc. ("Diamond" or the "Company") designs, develops, manufactures and markets multimedia and connectivity products for personal computers ("PCs"). The Company is a leading supplier of graphics and multimedia accelerator subsystems for PCs, and is expanding its position as a leader in multimedia and connectivity products for the digital home, enabling consumers to create, access and experience compelling new media content from their desktops and through the Internet. Diamond products include the Rio line of Internet music players, the Stealth and Viper series of video accelerators, the Monster series of gaming accelerators, the Fire series of NT workstation 3D graphics accelerators, the Supra? series of modems, and the HomeFree line of home networking products. Headquartered in San Jose, CA, Diamond has sales, marketing and technical facilities in several locations including Vancouver (Wash.), Singapore, Sydney, Hong Kong, Seoul, Tokyo, Starnberg (Germany), Saarbrecken (Germany), Paris, and Winnersh (U.K.). Diamond's products are sold through regional, national and international distributors as well as directly to major computer retailers, mass merchants, VARs and OEMs worldwide. In addition, the Company sells its products through e-commerce websites, including its own on-line store at www.diamondmm.com, mail order catalog organizations and national reseller organizations. The Company has been engaged in expanding its product offerings and distribution channels through internal development and acquisitions. In September 1995, the Company acquired Supra Corporation ("Supra"), which designs, develops, manufactures and markets modem products. In November 1995, the Company acquired SPEA Software AG ("Spea"), a German corporation that designs, develops and markets professional 3D graphics accelerators for Windows NT workstations. In June 1998, the Company acquired Micronics Computers, Inc. ("Micronics"), which designs, develops and markets graphics and audio accelerators and motherboards. In September 1998, the Company acquired DigitalCast, a Korean corporation that designed and developed the Company's initial Internet appliance sold under the Rio brand name.

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

Strategy

        Diamond's strategy is to identify emerging markets and customers needs, to use its technological expertise to quickly provide integrated, easy to install and use, high-performance multimedia and connectivity solutions for the PC platform, and to use its worldwide channels to achieve broad distribution and support of its products. The Company's objectives for the coming year include: capitalizing on new technologies such as digital audio over the Internet, digital video over the Internet, 3D graphics for NT workstations, broadband modems and home networking; expanding business with large OEMs, international retailers and VARs; expanding international sales; increasing penetration of the market for audio accelerators and digital audio players; launching a major Internet audio portal and audio content aggregation website; and strengthening its information technology systems infrastructure to provide better customer delivery and support at lower operating costs.

        Through selective acquisitions, Diamond has been able to add to its technical expertise and product offerings while further improving its distribution channels and market presence both domestically and internationally. In September 1995, Diamond purchased Supra, giving
Diamond added expertise in PC communications and presence in the retail markets. In November 1995, the Company purchased Spea. The addition of Spea provided Diamond with a key strategic position in Europe, helping to expand Diamond's presence internationally as a leading supplier of visual and connectivity systems for the PC, and added professional 3D graphics and Open GL software driver expertise to the Company. In
November 1997, the Company acquired Binar Graphics, Inc. ("Binar"), adding graphics engineering capability and certain proprietary intellectual property in graphics acceleration. In June 1998, the Company acquired Micronics, adding selected retail channels in Northern Europe and the U.K. and a design, test and quality assurance team for integrated system boards. In September 1998, the company acquired DigitalCast, adding digital audio Internet appliances to the Company's product line.

        A key element of Diamond's strategy is to remain silicon agile, allowing the Company to incorporate the best semiconductor integrated circuits available on the open market. By sourcing chips from a variety of semiconductor developers, the Company believes it is better able to keep pace with the current rapid advances in multimedia and connectivity technology and bring best-of-breed products to market. The Company currently has research and development efforts underway using chipsets from a variety of companies, including but not limited to Aureal, Conexant, IBM, Intel, Lucent, Motorola, NVidia, S3, and Texas Instruments. There can be no assurance, however, that these efforts will result in actual new product introductions.

        With the increasing incorporation of multimedia, connectivity and visual computing capabilities into the PC platform, Diamond's objectives are to expand international sales, serve new OEM and channel assembly customers such as VARs and system integrators, and capitalize on new multimedia and connectivity product categories such as entertainment 3D animation and NT workstation 3D graphics, digital ADSL (G.Lite) and cable modems, digital video and digital audio media players, an Internet music portal and Internet music players, and home networking products.

Products

        The Company operates in a single industry segment encompassing the design, development, manufacture, marketing and support of computer subsystems and appliances that accelerate multimedia on the PC platform, connect the PC platform to the Internet or play back digital media content. All the Company's products share certain characteristics such as common customers, common sales channels and common Company infrastructure requirements.

        Video Accelerators. The Company's mainstream video/graphics accelerators enhance system performance by increasing the speed at which video and graphics are displayed while also improving resolution, image stability and color depth. The Company's Stealth and Viper series of multimedia accelerators offer mainstream 2D and 3D graphics acceleration with full-screen, full-motion digital video playback. Some products also offer optional TV-In, TV-Out, and/or TV tuner capabilities.

        Gaming Accelerators. The Company offers two types of 3D gaming accelerators. The Company's Monster 3D line of graphics accelerators is aimed at the interactive entertainment 3D market and accelerates a large and growing number of 3D games on the PC. The Company's Monster Sound line of 3D audio accelerators is aimed at the same interactive gaming market, but provides positional 3D audio capabilities to the PC.

        NT Workstation Graphics. The Company's Fire GL series of graphics accelerators is aimed at the professional workstation 3D market for such applications as content creation, 3D animation, website creation, Open
GL acceleration and CAD on the Intel Architecture/Windows NT platform.

System Boards. The Company is developing a limited line of integrated multimedia system boards incorporating based motherboard technology obtained in the Micronics acquisition, combined with the Company's existing graphics and audio technology. The Company intends to introduce the first of these products during the first half of 1999.

        Communications. Under the Supra brand name, the Company markets a line of dial-up analog fax/modems. The Company has also launched an effort to bring broadband digital modems to market, including a line of DSL and cable modems.

        Home Networking.   The Company shipped its first wireless home
networking products in November 1998 and its first phoneline based home network products in January 1998. HomeFree Wireless allows customers to connect two or more computers within a home or small office using radio frequency transmission. HomeFree Phoneline allows consumers to connect two or more computers within a home using their existing telephone wires.

        Internet Appliances.   In November 1998, the Company shipped its
first Internet appliance. The Rio is a playback device for near-CD quality music that has been downloaded from the Internet to a PC's hard drive in compressed form. Software is also provided to allow the compression and transfer of music from personal CD collections to a PC storage device for subsequent playback using the Rio. The Rio is flash memory based and battery powered allowing the portable play back of computer based music using the MP3 format.

        Internet Audio Portal. In January 1999, the Company launched RioPort.com, a portal for information about and access to legal music and other downloads from the Internet as well as to provide information on Internet based audio content. Current plans call for the expansion of RioPort.com to include revenue generation through advertising banners, links to other commercial audio web sites and the aggregation of Internet-based music content.

        See "Certain Factors That May Affect Future Performance - Short Product Life Cycles; Dependence on New Products," "-New Operating Systems," "-Market Anticipation of New Products, New Technologies or Lower Prices," "-Migration to Personal Computer Motherboards" and "- Rapid Technological Change".

Sales, Distribution and Customer Support

The Company sells its products through independent domestic and international distributors and directly to larger computer retailers, mass merchants, system integrators, VAR and OEMs. In addition, the Company sells its products in the United States through e-commerce websites, including its own on-line store at www.diamondmm.com, mail-order catalog organizations and national reseller organizations. The Company is currently seeking to expand its penetration of e-commerce, consumer electronics retail/mass merchant channels, and NRO/VAR channels, including programs to address the large and growing channel assembly business, and to increase its sales to large PC systems manufacturers. See "Certain Factors That May Affect Future Performance -OEM Customer Risks," "-Product Returns; Price Protection" and "-Distribution Risks."

The Company has built a customer service and technical support organization focused on providing value to the Company's customers beyond the purchase of the Company's products. In this regard, the Company provides on-line customer service and technical support to customers via email and an artificial intelligence "wizard" accessible through the Company's website, as well as through facsimile and direct telephonic communication. The Company supports the online community through its presence on the World Wide Web, where technical support, frequently asked questions and a searchable knowledge base can be found. More than 80% of the Company's customer support contacts are currently handled by automated systems.

The Company continues to undertake significant efforts to expand its sales channels through international penetration. The Company has expanded its sales and support organizations in Europe, including Eastern Europe, Latin America, and Asia-Pacific, including Japan. The requirements of these regions are, however, substantially different from one another and from the North American market. Any inability of the Company to successfully penetrate these new channels or to manage them on a profitable basis could have a material adverse effect on operating results. See "Certain Factors That May Affect Future Performance - Risks of International Sales."

Products sold to OEM customers in bulk-packaged format typically consist of board-level hardware accompanied by software drivers, multimedia utility applications and a manual, all frequently implemented on a CD-ROM to reduce cost and package size. Products sold to computer retailers and mass merchants typically consist of the hardware, the software and the manuals that are incorporated into the OEM products and, in many cases, additional bundled hardware and software components and installation aids, all in packaging appropriate for consumer sale. Distributors and NROs purchase products both packaged for resale to retail outlets, typically for the installed-base upgrade market, and bulk packaged for resale to systems integrators and VARs for incorporation into original-sale PC systems.

Research and Development

        The Company believes that continued investment in research and development will be critical to the ability of the Company to continue to introduce, on a timely basis and at competitive prices, new and enhanced products incorporating the latest technology and addressing emerging market needs. The Company's research and development staff consisted of 205 employees at December 31, 1998. The Company's software engineers are engaged in ongoing development of software and firmware drivers to enhance the performance of graphics, video and audio accelerators, analog and digital modems, and various PC/Internet appliances, as well as upgrades to the Company's proprietary software utility applications. The Company's engineers are also engaged in the development of new products such as multimedia system boards, that will offer various combinations of 3D graphics, digital video, 3D sound, and other emerging PC and Internet multimedia functions, as well as in the development of RioPort.com. Research and development expenses were $29,923,000, $24,886,000, and $18,824,000 in the years ended December
31, 1998, 1997, and 1996, respectively. See "Certain Factors That May Affect Future Performance - Short Product Life Cycles; Dependence on New Products," "-Market Anticipation of New Products, New Technologies or Lower Prices," "-New Operating Systems" and "-Rapid Technological Change".

The Company also endeavors to work closely with third parties that are strategic to the Company's business. The Company works with suppliers of 3D graphics, digital video, audio, modem, and other multimedia chipsets in an effort to select the appropriate advanced components for the Company's new PC multimedia products. The Company seeks to develop in a timely manner the software required to incorporate the chipsets into the Company's products, and the Company's products into the evolving architecture and capabilities of the PC and the Internet. The Company also works with leading personal computer hardware, operating system and software applications suppliers in order to stay abreast of emerging opportunities and new standards in the market. There can be no assurance that the Company's development efforts will be successful, or that the Company will be able to introduce competitive new products into the marketplace in a timely manner.

Manufacturing

        The Company uses an international network of independent printed circuit board assembly subcontractors, principally located in Asia, to assemble and test the boards that are the principal hardware component of the Company's products. The Company generally procures boards on a turnkey basis from it subcontract manufacturing suppliers, but may procure architectural components and consign these to its subcontractors for assembly and board-level testing. The Company performs quality assurance on its products, but subcontracts production level product testing. In 1997, the Company started to the use of full turnkey offshore subcontractors. In 1998, the proportion of products manufactured by full turnkey subcontractors increased, and the Company expects to further expand the portion of its procurement, manufacturing and test that is conducted in this manner. The Company's expectation is that after the first quarter of 1999, the only products not being procured primarily on a turnkey basis will be new products in their launch phase.

        The Company packages the assembled boards its receives from its subcontractors with software, manuals and additional hardware components, placing such materials in retail packaging for the retail/mass merchant channel and in bulk packaging for the OEM and system integrator channels. While the Company uses several electronics assembly subcontractors to minimize the risk of business interruption, there can be no assurance that a problem will not arise with one or more of these suppliers that could adversely affect operating results. See "Certain Factors That May Affect Future Performance - Component Shortages; Reliance on Sole or Limited Source Suppliers," and "-Rapid Technological Change".

Proprietary Rights

        While the Company had 14 issued U.S. Patents and 23 pending U.S. Patent Applications at December 31, 1998, it relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. See "Certain Factors That May Affect Future Performance - Proprietary Rights."

Competition

        The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of PC add-in visual and audio subsystems, Internet appliances, home networking products, and PC communications products, as well as indirectly against OEMs and semiconductor suppliers to the extent they manufacture their own add-in subsystems or incorporate on their personal computer motherboards the functionality provided by the Company's add-in or add-on products. In addition, the Company's markets are expected to become increasingly competitive as multimedia and connectivity functions continue to converge, the price of the average PC drops and companies that previously supplied products providing distinct functions (for example, companies in the graphics, video, sound, modem and networking markets) emerge as competitors across broader product categories and in the emerging category of PC and Internet appliances. See "Certain Factors That May Affect Future Performance - Competition."

Employees

As of December 31, 1998, the Company had 890 full-time employees, 210 of whom were engaged in manufacturing (including test, quality assurance, procurement and materials functions), 205 in development engineering, 210 in marketing, field applications support and sales, 140 in technical support and customer service, and 125 in finance, IT and administration. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS
    The following table sets forth the names, ages and office of all of the executive officers of the Company:

          Name              Age                 Office Held
-------------------------  -----  ---------------------------------------
William J. Schroeder         54   President and Chief Executive Officer,
                                    Director
James M. Walker              50   Senior Vice President and Chief
                                    Financial Officer
Franz Fichtner               46   President, Diamond Europe
C. Scott Holt                57   Senior Vice President, Worldwide Sales
Hyung Hwe Huh                46   Senior Vice President and Chief
                                    Technical Officer
Wade Meyercord               58   Senior Vice President, Management
                                    Systems and Continuous Improvement
Dennis D. Praske             51   Senior Vice President, Worldwide
                                    Operations


There are no family relationships between any of the executive officers and directors.

        Mr. Schroeder has served as President and Chief Executive Officer of the Company and as a member of the Board of Directors since May 1994, and as Chairman of the Board since May 1998. Mr. Schroeder was employed by Conner Peripherals, Inc. ("Conner") from 1986 to 1994, initially as President and, from 1989, as Vice Chairman of the Board of Directors. He was also President of Conner's New Products Group from 1989 to 1990, President of Archive Corporation (a Conner subsidiary) from January 1993 to November 1993, and CEO of Arcada Software, Inc. (a Conner subsidiary) from November 1993 to May 1994. Mr. Schroeder is also a director of Xircom, Inc., Sync Research, Inc., and CNF Transportation, Inc.

        Mr. Walker joined the Company in December 1996 as Senior Vice President and Chief Financial Officer. Mr. Walker was formerly employed by Global Village Communication as Vice President and Chief Financial Officer from 1993 to 1996. Previously, Mr. Walker served as Chief Operating Officer for Fujitsu Computer Products from 1990 to 1993 and as Vice President of Finance for its parent company, Fujitsu America, from 1987 to 1990. Mr. Walker is Chairman of the Board of Alara, Inc., a privately-held medical imaging technology firm.

        Mr. Fichtner joined the Company in October 1997 as President, Diamond Europe. Mr. Fichtner was formerly employed by 3Com from 1990 to 1997, most recently as President Europe, Middle East and Africa from 1995 to 1997, as Managing Director 3Com Gmbh, Central Europe from 1991 to 1994, and as Technical Manager for the Central European Sales Region from 1990 to 1991.

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

        Mr. Meyercord joined the Company in November 1997 as Senior Vice President, Management Systems and Continuous Improvement, and transitioned to Senior Vice President, E-Commerce and Quality Assurance during the fourth quarter of 1998. Mr. Meyercord was formerly employed as President of the consulting firm, Meyercord and Associates, from 1987 to 1997. Mr. Meyercord is Chairman of the Board of California Micro Devices and a director of ADFlex Solutions.

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

ITEM 2. Properties

        The Company's headquarters facility in San Jose, CA consists of one building of approximately 80,000 square feet which is leased by the Company through January 2002, and another building of approximately
30,000 square feet which is leased by the Company through January 2003. Additionally, the Company has an 83,000 square foot facility in Milpitas, California, primarily for manufacturing and logistics which is leased through January 2001. The Company's facilities in Vancouver, Washington and Albany, Oregon consist of three buildings comprising approximately 22,100, 21,000 and 35,800 square feet, respectively. The 22,100 square foot facility expires in November 2000 and the 21,000 square foot facility lease expires June 1999 and is currently subleased through the remaining term. The Albany property was purchased in 1991.
The Company's facilities in Europe encompass a 26,000 square foot building in Winnersh, U.K. with a lease commencement date of May 1996.
The lease is a fifteen-year term with 3, 5 and 10-year cancellation options. Facilities in Germany consist of a 22,000 square foot building in Starnberg which is leased through 2001. The Company also leases sales or technical support offices in the metropolitan areas of Tokyo, Japan; Paris, France; Seoul, South Korea, Sydney, Australia; Ontario, Canada and Singapore. The Company also leases sales or software development offices in Atlanta, Georgia; Dallas and Houston Texas; Chicago,
Illinois; Huntsville, Alabama; Miami and Coral Springs, Florida; San Francisco, CA and Red Bank, New Jersey and Raleigh, North Carolina. The Company recently opened a logistics center in Kowloon Bay, Hong Kong to support offshore turnkey operations and sales in Asia. The facility is owned and run by a third party service provider on a service contract that expires in September 2000. The Company believes that its existing facilities are adequate to meet its facilities requirements for the near term.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.


        MATTERS
==========================================================================

Closing price:
                                                        High       Low
                                                     ---------- ----------
Fiscal Year 1998:
 First quarter....................................   $ 16-1/4   $  8-7/8
 Second quarter...................................   $ 15-1/4   $  5-7/8
 Third quarter....................................   $ 7        $  3-1/2
 Fourth quarter...................................   $ 7-3/16   $  3-1/32

Fiscal Year 1997:
 March 31, .......................................   $ 17       $  9-3/4
 June 30, ........................................   $ 9-1/8    $  6-5/8
 September 30, ...................................   $ 11-3/4   $  6-15/16
 December 31, ....................................   $ 13-13/16 $  8-13/16


The Company's common stock trades on the Nasdaq Stock Market under the symbol "DIMD". The price range per share reflected in the above table is the highest and lowest closing prices for the Company's stock as reported by the Nasdaq, during each quarter. The Company's present policy is to retain its earnings to finance future growth. The Company has never declared or paid cash dividends and has no present intention to declare or pay cash dividends. At December 31, 1998 there were approximately 570 stockholders of record including nominees and brokers holding street name accounts.

ITEM 6. SELECTED FINANCIAL DATA

                                                         Years Ended December 31,
                                             --------------------------------------- ---------
                                               1998      1997      1996      1995      1994
                                             --------- --------- --------- --------- ---------
                                                  (in thousands, except per share data)
  Net sales................................  $608,581  $443,281  $598,050  $467,635  $203,297
  Gross profit.............................    66,687    55,795   112,766   108,350    57,983
  Write-off of in-process technology.......       --        --        --     76,710       --
  Income (loss) from operations............   (66,418)  (67,719)   22,708   (19,273)   33,137
  Net income (loss)........................   (39,489)  (45,605)   16,337   (41,347)   20,116
  Net income (loss) per share:
        Basic..............................    ($1.13)   ($1.33)    $0.48    ($1.55)    $1.62
        Diluted............................    ($1.13)   ($1.33)    $0.46    ($1.55)    $1.12
  Total assets.............................   306,910   337,554   332,438   351,729   120,854
  Current portion of long-term debt........    45,516    36,455    18,068    18,077    82,664
  Long-term debt, net of current portion...     1,550     1,873     2,730    11,705    34,167
  Mandatorily redeemable preferred stock...       --        --        --        --     29,174
  Total shareholders' equity (deficit).....   146,370   180,521   224,295   208,610   (55,949)



     SELECTED QUARTERLY FINANCIAL DATA
                                               First    Second     Third    Fourth
                                              Quarter   Quarter   Quarter   Quarter
                                             --------- --------- --------- ---------
(Unaudited & in thousands except per share data)
     YEAR ENDED DECEMBER 31, 1998
  Net sales................................  $186,196  $172,347  $123,200  $126,838
  Gross profit.............................    41,626    20,463       383     4,216
  Income (loss) from operations............    11,132   (12,080)  (31,227)  (34,243)
  Net income (loss)........................    $7,927   ($8,284) ($22,176)  (16,983)
  Net income (loss) per share:
        Basic..............................     $0.23    ($0.24)   ($0.63)   ($0.48)
        Diluted............................     $0.22    ($0.24)   ($0.63)   ($0.48)


     YEAR ENDED DECEMBER 31, 1997
  Net sales................................  $112,402   $52,982   $92,028  $185,869
  Gross profit.............................    19,585   (23,118)   18,178    41,150
  Income (loss) from operations............    (9,934)  (63,500)   (4,367)   10,082
  Net income (loss)........................   ($5,951) ($44,109)  ($2,553)   $7,008
  Net income (loss) per share:
        Basic..............................    ($0.17)   ($1.29)   ($0.07)    $0.20
        Diluted............................    ($0.17)   ($1.29)   ($0.07)    $0.20

No dividends have been declared in any of the periods presented. See "Item 5" for a discussion of the Company's dividend history. Data for 1995 includes acquisitions of Supra and Spea completed during the year, and data for 1998 includes the acquisitions of Micronics and DigitalCast completed during the year, all of which were accounted for as purchase business combinations. "See Management's Discussion and Analysis of Financial Condition and Results of Operations".



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

Overview

        Diamond Multimedia Systems, Inc. ("Diamond" or the "Company") designs, develops, manufactures and markets multimedia and connectivity products for personal computers ("PCs"). The Company is a leading supplier of graphics and multimedia accelerator subsystems for PCs, and is expanding its position as a leader in multimedia and connectivity products for the digital home, enabling consumers to create, access and experience compelling new media content from their desktops and through the Internet. Diamond products include the Rio line of Internet music players, the Stealth and Viper series of video accelerators, the Monster series of gaming accelerators, the Fire series of NT workstation 3D graphics accelerators, the Supra? series of modems, and the HomeFree line of home networking products. Headquartered in San Jose, CA, Diamond has sales, marketing and technical facilities in several locations including Vancouver (Wash.), Singapore, Sydney, Hong Kong, Seoul, Tokyo, Starnberg (Germany), Saarbruecken (Germany), Paris, and Winnersh (U.K.). Diamond's products are sold through regional, national and international distributors as well as directly to major computer retailers, mass merchants, VARs and OEMs worldwide. In addition, the Company sells its products through e-commerce websites, including its own on-line store at www.diamondmm.com, mail order catalog organizations and national reseller organizations. The Company has been engaged in expanding its product offerings and distribution channels through internal development and acquisitions. In September 1995, the Company acquired Supra Corporation ("Supra"), which designs, develops, manufactures and markets fax/modem products. In November 1995, the Company acquired SPEA Software AG ("Spea"), a German corporation that designs, develops and markets professional 3D graphics accelerators for Windows NT workstations. In June 1998, the Company acquired Micronics Computers, Inc. ("Micronics"), which designs, develops and markets graphics and audio accelerators and motherboards. In September 1998, the Company acquired DigitalCast, a Korean corporation that designed and developed the Company's initial Internet appliance sold under the Rio brand name.

Net Sales

Net sales were $608.6 million, $443.3 million, and $598.1 million in 1998, 1997, and 1996, respectively. Net sales increased in 1998 by $165.3 million or 37% compared to 1997, primarily due to an expanded product line-up, including two brand new product lines released in the latter half of the year, Rio and HomeFree, increased demand for 56K modems, and strong first half demand for graphics accelerators. Net sales decreased in the latter half of the year due to significant price erosion and price protection charges for graphics accelerator cards.
Net sales decreased in 1997 by $154.8 million or 26% compared to 1996, primarily due to significant price erosion and lower unit demand in the Company's base business of multimedia accelerator systems and modems, particularly during the first and second quarters of 1997 in which large price protection charges were triggered. The demand for the Company's products increased in the latter half of the year as new products such as the Monster 3D and Viper series of graphics accelerator cards were introduced and began shipping in volume. Also during the fourth quarter of 1997, there was strong demand for the Fire GL 1000 and 4000 series of professional 3D graphics accelerator cards, as well as the 56K modems.

Net sales increased in 1998 by 18% in North America, 87% in Europe and 26% in other international markets (Asia and Latin America) following 1997 declines of 25%, 13% and 46%, respectively. Net sales in North America accounted for 54%, 62% and 62% of total net sales during 1998, 1997 and 1996, respectively. Net sales in Europe accounted for 36%, 26% and 22% of total net sales during 1998, 1997 and 1996, respectively. Other international net sales accounted for 10%, 12% and 16% of total net sales during 1998, 1997 and 1996, respectively. The continued increase in revenues from Europe is a result of stronger selling efforts and relatively stronger European economies. Declines in other international sales since 1996 resulted primarily from weaker national economies and financial instability. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks generally associated with international sales, including the effect of currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export restrictions, and the logistical difficulties of managing international operations.

Gross Profit

Gross margin (gross profit as a percentage of sales) was 11.0%, 12.6%, and 18.9% in 1998, 1997, and 1996, respectively. Gross margin declined to 11.0% of net sales in 1998 from 12.6% of net sales in 1997 primarily due to the absorption in the third and fourth quarters of 1998 of large price protection credits granted to customers as a result of sales price decreases, inventory write-down charges to record inventory at lower-of-cost or market value, sales rebate deductions, and competitive pricing pressures across most product lines. In the third quarter of 1998, these charges were primarily associated with competitive pressures. In the fourth quarter of 1998, these charges were related to the Company's announced restructuring of its graphics accelerator business to reduce the number of chipset architectures it would support in the future and reduce the number of models of each supported architecture. At the same time, the Company determined to change its strategy with respect to distribution channels by controlling channel inventory levels and reserving against any financial benefit of shipments into the distribution channel that exceeded four weeks of demand. This resulted in reduced margins due to the restriction of shipments of higher margin products compared to prior years as well as an increase in the reserves against revenue. Gross margin declined to 12.6% of net sales in 1997 from 18.9% of net sales in 1996 particularly due to absorbing in the second quarter of 1997 large price protection credits granted to customers as a result of sales price decreases, inventory write-down charges to record inventory at lower-of-cost or market value, sales rebate deductions, and competitive pricing pressures across most product lines. Further, gross margin was adversely impacted by significantly lower sales volume levels over which indirect manufacturing costs could be absorbed.

Research and Development

Research and development expenses, primarily consisting of personnel expenses, were $29.9 million, $24.9 million, and $18.8 million in 1998, 1997, and 1996, respectively, constituting 4.9%, 5.6%, and 3.1% of net sales, respectively. The increases in research and development expenses for 1998 compared to 1997 and 1997 compared to 1996 were primarily due to continued increases in headcount (from 150 at the end of 1996 to 196 at the end of 1997 to 205 at the end of 1998), and increases in occupancy costs, material costs and outside service costs These headcount related and other expenses were associated with new product development on an increasing number of graphics architectures, and in 1998, investment in the development of new product lines such Rio, HomeFree and DSL modems. For 1998, the decrease in expense as a percent of net sales was primarily due to more normalized revenue levels compared with 1997. For 1997, the increase in expense as a percentage of net sales was primarily due to a significant decline in net sales during 1997. The Company anticipates that its research and development expenses will continue to increase in absolute dollars and may increase as a percentage of sales. The Company has not capitalized any software development costs to date.

Selling, General and Administrative

Selling, general and administrative expenses were $97.7 million, $85.7 million, and $66.2 million in 1998, 1997, and 1996, respectively, and constituted 16.1%, 19.3%, and 11.1% of net sales, respectively. The increase in actual dollar terms in 1998 compared to 1997 reflects higher marketing expenses, higher depreciation expenses, higher facility and related office expenses, increased personnel related expenses associated with the Company's acquisitions of Micronics and DigitalCast, higher outside professional fees related, in part, to certain ongoing litigation and tax consulting services, and higher travel expenses associated with selling and administrative efforts. Expenses relating to channel incentive programs declined in 1998. The increase in expenses in 1997 compared to 1996 reflected higher sales and marketing promotional programs, higher depreciation expense and increased personnel-related expenses associated with increased sales and marketing efforts.

Selling, general and administrative costs decreased as a percentage of net sales in 1998 due to the significant increase in net sales as compared to 1997. Selling, general and administrative costs increased significantly as a percentage of net sales in 1997 as compared to 1996 due to higher selling and marketing costs and also due to the large decline in net sales that occurred in 1997 as compared to 1996.

The Company anticipates that its selling, general and administrative expenses will increase slightly in absolute dollars as the Company continues efforts at penetrating certain sales channels and regions, and continues to strengthen management information and telecommunications systems to support its existing and acquired businesses and the anticipated growth in the scope of its operations.

Amortization of Intangible Assets

The Company wrote-off $9.9 million of intangible assets in the second quarter of 1997 to reflect an impairment in the value of goodwill and existing technology associated with the acquisitions of Supra and Spea. The anticipated cash flows related to those products indicated that the recoverability of those assets was not reasonably assured. The Company also incurred amortization expense of $2.6 million and $3.0 million in 1998 and 1997, respectively, related to amortization of purchased technology and goodwill from the Supra, Spea, Micronics and DigitalCast acquisitions. As a result of the Company's acquisitions, the Company expects to incur aggregate amortization expense of approximately $4.4 million annually for 1999, 2000, and 2001, $4.2 million in 2002, $3.7 million in 2003, $3.6 million in 2004 and $1.8 million in 2005.

Interest Income and Expense

      Interest income was $2.9 million, $2.9 million and $3.6 million for 1998, 1997 and 1996, respectively, and resulted from cash available for investment. Interest income declined from 1996 to 1997 due to lower available cash balances available for investing. Interest income was flat from 1997 to 1998. Interest expense was $2.7 million, $1.2 million and $1.7 million for 1998, 1997 and 1996, respectively. Interest expense declined from 1996 to 1997 due to lower use of available credit lines. Interest expense increase from 1997 to1998 due to an increase in the use of available credit lines.

Other Income

        The Company recorded other expense of $2.7 million during 1998, primarily due to the sale of equity interest in SP3D, which was acquired as a result of its acquisition of Spea in 1995. Additional significant components of other expense included foreign currency translation losses and loss on the final settlement of a lawsuit. The Company recorded other income of $0.9 million in 1997 due primarily from a gain on final settlement of a lawsuit. The Company recorded other income in 1996 of $1.2 million primarily related to Value Added Tax (VAT) refunds and foreign currency translation gains.

Provision (Benefit) for Income Taxes

        The Company's effective tax rate was (30.0%) for 1998 excluding the impact of the recognition of a foreign tax benefit resulting from a tax audit which has been closed. The Company's effective tax rate was (35.4%) in 1997 excluding the impact of the write-off of $9.9 million of intangibles during 1997 which were not deductible for income tax purposes. For 1996, the effective tax rate was 37.0%. For 1996 through 1998, differences from the statutory rates consisted principally of the effect of state income taxes, foreign income taxes, federal tax-exempt interest income, the amortization of intangibles, and the research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

        During 1998, the Company used $32.4 million in cash from operating activities primarily due to a net loss of $39.5 million, an increase in deferred income taxes of $35.4 million, a reduction of trade payables and other accrued liabilities of $24.2 million, and the non-cash effects of the provision of excess and obsolete inventories of $9.1 million.
These were partially offset by a decrease in inventories of $43.1 million, a decrease in income tax receivable of $15.5 million, a decrease in trade accounts receivable of $7.2 million, the establishment of a new deferred income liability of $7.2 million, and depreciation and amortization expenses of $9.2 million. Net cash used in investing activities was $37.1 million and consisted primarily of the acquisitions of Micronics and DigitalCast totaling $23.9 million net of cash acquired, $18.3 million for purchases of property and equipment, the majority of which was related to the installation of the Company's new global enterprise wide computer system, the purchase of $1.8 million in short-term investments, and an equity investment in a technology partner in the amount of $1.2 million. This was partially offset by the sale of a building owned by Micronics, and proceeds from the sale of the Company's equity interest in a joint venture. Net cash provided by financing activities was $8.2 million and was comprised primarily of proceeds from term loans and revolving credit facilities of $89.0 million and proceeds from the issuance of common stock under the Company's stock option and stock purchase programs of $5.3 million. This was partially offset by payments and maturities of term loans and revolving credit facilities of $79.9 million, and the investment of $5.5 million in restricted certificates of deposit as collateral for certain lines of credit.

At December 31, 1998, the Company had two domestic bank credit facilities: a $30 million line of credit permitting borrowings at the bank's reference rate or a formula Libor based rate and a $15 million line of credit permitting borrowings at the bank reference rate or a formula Libor based rate. Borrowings under these lines at December 31, 1998 were $25 million and $10 million, respectively. The Company was in violation of certain covenants with regard to the credit facilities at December 31, 1998. Further, the agreements for these lines of credit expire in May 1999 and January 1999, respectively. In January 1999, the Company closed a new $50 million domestic bank credit facility and the previous facilities were paid in full and closed.

Additionally, the Company has credit facilities under foreign lines of credit. At December 31, 1998, the Company's Japanese subsidiary had a Japanese line of credit entitling it to borrow up to approximately
$3.0 million. The line of credit is collaterized by a stand-by letter of credit from the Company and accrues interest at the bank's variable rate. Borrowings were $2.7 million under this facility at December 31, 1998. At December 31, 1998, the Company's Spea subsidiary had a 5 million DeustcheMark line of credit (approximately $3.0 million at December 31, 1998) with a German bank. Additionally, the Company had a foreign line of credit of 10 million DeustcheMarks (approximately $6.0 million at December 31, 1998). Of the $9.0 million available under these lines, $5.7 million was being used as of December 31, 1998. These agreements expired January 31, 1999. The bank has extended an open line of credit for a total of 10 million DeustcheMarks (approximately $6.0 million at December 31, 1998).

        The Company expects to spend approximately $15 million for capital equipment in 1999, including enhancements to the enterprise-wide business management, resource planning and decision support application implemented in 1998.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial statements.

Year 2000 Compliance

Many existing computer systems and applications, as well as numerous embedded control devices, use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, such systems, applications or control devices could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data and movement of both components and products. The Company recently completed the first phase of a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. At the end of the third quarter, the Company's operations were converted to this system on an integrated, world-wide basis. This effort was undertaken to significantly improve the tools and information available to manage the Company. These tools have the added benefit of managing data with dates beyond December 31, 1999 as indicated by the vendors. The Company continues to test such capabilities as part of its post-implementation process. This testing is expected to be completed during the first half of 1999. The Company's current estimate is that the costs specifically associated with this testing and validation process will not have a material adverse effect on the result of operations or financial position of the Company in any given year. Despite the Company's efforts to address the year 2000 impact on its internal systems, it is impossible to know with certainty the impact the year 2000 issue will have on the business and what additional expenses may be incurred. See "-Information Technology and Telecommunications Systems."

In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. The Company is in the process of identifying significant external agents such as service providers, vendors, suppliers and customers and attempting to reasonably determine their ability to manage year 2000 issues.

The total costs associated with year 2000 compliance is not expected to be material to the company's financial position. The most significant cost was averted by the Company's otherwise planned ERP installation. Ongoing compliance efforts including IT systems testing and the review of external agents will be carried out in the normal course of business.

It is not possible for the Company to determine with certainty the impact of the year 2000 problem due to internal computer systems or external agents. The failure to correct a material year 2000 problem or to anticipate and mitigate a problem with an external agent could result in an interruption in or failure of normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Contingency plans will be developed if it appears the Company or its key external agents will not be year 2000 compliant, and such compliance is expected to have a material adverse impact on the Company's operations.


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

The Company develops products in the highly competitive PC multimedia, and communications markets, including the graphics, video, sound, portable audio device, modem, system boards and home networking segments. These products are very susceptible to product obsolescence and typically exhibit a high degree of volatility of shipment volumes over relatively short product life cycles. The timing of introductions of new products in one calendar quarter as opposed to an adjacent quarter can materially affect the relative sales volumes in those quarters. In addition, product releases by competitors and accompanying pricing actions can materially and adversely affect the Company's revenues and gross margins.

The Company sells its products to retail customers (mass merchandisers and large chains who sell products primarily off-the-shelf directly to end users), retail distribution customers (distributors which resell to smaller retail chains and other resellers), system integrators, OEM customers (customers which use the Company's products in conjunction with other products to produce complete computer systems for sales through both direct and indirect distribution channels to end users), and directly to end users via e-commerce. Reliance on indirect channels of distribution means that the Company typically has little or no direct visibility into end user customer demand. OEM customers tend to provide the Company with forecasts for product requirements, but actual order lead times remain less than 90 days. Retail and retail distribution customers typically do not forecast product requirements and order lead times are typically very short, as these customers tend to reorder for stock in quantities that approximate recent sales volumes. Accordingly, this means that future operating results are dependent on continued sales to customers where the vast majority of the normal volume of orders are placed with the Company within the same calendar quarter as, and frequently within a few days of, the customer's requested date of shipment by the Company.

Because the lead times of firm orders are typically short, the Company does not have the ability to predict future operating results with any certainty. Therefore, sudden changes that are out of the control of the Company such as general economic conditions, the actions or inaction of competitors, customers, third-party vendors of operating system software and central processing unit hardware, and independent software application vendors can have and have had material adverse effects on the Company's performance.

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

Each of these factors is discussed more thoroughly in the accompanying sections, and all of these sections should be read carefully together to evaluate the risks associated with the Company's Common Stock. Due to these factors, it is likely that the operating results of the Company in some future quarter or quarters will fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company's Common Stock could be materially and adversely affected.

Revenue Volatility and Dependence on Orders Received and Shipped in a
Quarter

The volume and timing of orders received during a quarter are difficult to forecast. Retail and retail distribution customers generally order without forecasts on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. Moreover, the Company has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry supply and demand conditions as well as the Company's emphasis on minimizing inventory levels, has resulted in customers placing orders with relatively short delivery schedules and increased demand on the Company to carry inventory for its customer base, particularly for large OEM customers. This has the effect of increasing short lead-time orders as a portion of the Company's business and reducing the Company's ability to accurately forecast net sales. Because retail and retail distribution customers' orders are more difficult to predict, there can be no assurance that the combination of these orders, OEM orders, and backlog in any quarter will be sufficient to achieve either sequential or year-over-year growth in net sales during that quarter. If the Company does not achieve a sufficient level of retail and retail distribution orders in a particular quarter, the Company's revenues and operating results would be materially adversely affected.

Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. The second and third quarters of 1997 comprised such a period due to the transition from older slower speed modems and 2D graphics products to new higher speed modems and 3D graphics products. In the current transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and continued through 1998, controller and memory chip selection and the timely introduction of new products were and will continue to be critical factors. The Company was significantly affected by the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition in 1998, which resulted in significant pricing pressures on the Company's remaining PCI-based and SGRAM-based graphics inventory and by significant price protection claims associated with such price declines. Also, as is common in the personal computer industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month or weeks of a quarter. As a result, a shortfall in net sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter. In this regard, the Company's net sales for the second quarter of 1998 were lower than expected because of less than expected shipments of the Monster 3D II product at the end of that quarter due principally to sudden order cancellations during the final week of the quarter. In addition, from time to time, a significant portion of the Company's net sales may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

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

Recently, the Company announced a shift to a short cycle inventory model in an effort to reduce price protection and inventory value deflation as a result of rapid downturns in customer orders, competitors' actions or industry price trends. This is expected to result in less inventory being carried in Company warehouses and by distribution customers. Consequently, the Company may not be able to react quickly enough to sudden increases or shifts in demand for a given product with the result that revenue may suffer in relation to expectations or in relation to the market opportunity.

Declining Selling Prices and Other Factors Affecting Gross Margins

The Company's markets are characterized by intense ongoing competition coupled with a past history, as well as a current trend, of declining average selling prices. A decline in selling prices may cause the net sales in a quarter to be lower than those of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is likely that the Company's average selling prices will decline, and that the Company's net sales and margins may decline in the future, from the levels experienced to date. (See also "-Short Product Life Cycles; Dependence on New Products") The Company's gross margins may also be adversely affected by shortages of, or higher prices for, key components for the Company's products, including its modems, 3D graphics accelerators, home networking adapters, Internet music players and 3D audio accelerators, some of which have been impacted from time-to-time by a scarcity in the supply of associated chipsets and other components. The availability of new products is typically restricted in volume early in a product's life cycle and, should customers choose to wait for the new version of a product rather than to purchase the current version, the ability of the Company to procure sufficient volumes of such new products to meet higher customer demand is limited. Such a failure to meet demand for new products may have a material adverse effect on the revenues and operating margins of the Company.

In addition, the Company's net sales, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAM, SDRAM, SGRAM, RDRAM or flash memory, multimedia, communications, or networking controller chips or bundled third-party software applications decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final end-user customer. The Company experienced such declining prices and reduced margins in the second and third quarters of 1998 due to the effect of product transitions, including the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition, as well as the effect of an oversupply of SDRAM memory in the market. Competition from products based on SDRAM memory, which has lower manufacturing costs than SGRAM-based products, resulted in sharply declining selling prices for SGRAM-based products. This led to material charges for declining inventory values and price protection for channel inventory. These charges had a material adverse effect on revenues, operating margins and operating results. Conversely, an increase in the price of semiconductor components that are in scarce supply, such as high-speed DRAMs, may adversely impact the Company's gross margin due to higher unit costs, and a decrease in the supply of such semiconductor components may adversely impact the Company's net sales due to lower unit shipments.

Seasonality

The Company believes that, due to industry seasonality, demand for its products is strongest during the fourth quarter of each year and is generally slower in the period from April through August. This seasonality may become more pronounced and material in the future to the extent that a greater proportion of the Company's sales consist of sales into the retail/mass merchant channel, that PCs become more consumer-oriented or entertainment-driven products, or that the Company's net revenue becomes increasingly based on entertainment-related products. Also, to the extent the Company is successful in expanding its European operations, it may experience relatively weak demand in third calendar quarters due to historically weak summer sales in Europe.

Management of Growth

In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion in scope has resulted in a need for significant investment in infrastructure, process development and information systems. This requirement includes, without limitation: securing adequate financial resources to successfully integrate and manage the growing businesses and acquired companies; retention of key employees; integration of management information, product data management, control, accounting, telecommunications and networking systems; establishment of a significant worldwide web and e-commerce presence; consolidation of geographically dispersed manufacturing and distribution facilities; coordination of suppliers; rationalization of distribution channels; establishment and documentation of business processes and procedures; and integration of various functions and groups of employees. Each of these requirements poses significant, material challenges.

The Company completed a tender offer for Micronics Computers, Inc.
during the second quarter of 1998. In addition to managing the growing business of the Company and its previous acquisitions, the Company will be required to integrate and manage the business of Micronics with that of the Company. Furthermore, Micronics is primarily a manufacturer of computer motherboards, a line of products that the Company has not previously offered for sale. The Company faces significant challenges in terms of manufacturing, engineering, sales, marketing, and logistics with respect to integrating the products and business of Micronics with similar functions of the Company. There can be no assurance that the Company will be able to successfully integrate the operations of Micronics. If the Company fails to successfully integrate Micronics into the operations of the Company, there will likely be a material adverse impact on the operating results of the Company. Even if the integration is successfully achieved, there can be no assurance that the cost of such integration will not materially and adversely affect the Company's operating results, or that the Company will be able to make a satisfactory return on such costs.

In the fourth quarter of 1998, the Company commenced manufacturing and shipping its first finished consumer electronics product, Rio, a portable Internet music player. Also during the fourth quarter of 1998, the Company commenced manufacturing and shipping the HomeFree line of wireless home networking products. The Company commenced manufacturing and shipping the HomeFree phoneline-based home networking products in January 1999. These products will pose new design, manufacturing and customer support issues to the Company and there can be no assurance that the Company can successfully meet these challenges, generate customer demand for such products or satisfy customer demand for the products. There can also be no assurance that the cost associated with of meeting such challenges and satisfying demand will not have a material adverse impact on the Company's operating results in future periods.

The Company's future operating results will depend in large measure on its success in implementing operating, manufacturing and financial procedures and controls, improving communication and coordination among the different operating functions, integrating certain functions such as sales, procurement and operations, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in certain areas. Moreover, the Company has completed the first implementation phase of a new enterprise resource planning (ERP) system to better manage the increasing complexity of its international multi-product business. This system, along with subsequent planned implementation phases, also supports the Company's efforts to avert potential Year 2000 issues with its previous management information systems. There can be no assurance that the Company will be able to manage these activities and implement these additional systems, procedures and controls successfully, and any failure to do so could have a material adverse effect upon the Company's short-term and long-term operating results.

Short Product Life Cycles; Dependence on New Products

The market for the Company's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. The Company must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer requirements. To do this, the Company must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its new products, as well as the timing of the introduction of such new products, all of which may impair the orders for or the prices of the Company's existing products. The success of new product introductions depends on various factors, some of which are outside the Company's direct control. Such factors may include: selection of new products; selection of controller or memory chip architectures; implementation of the appropriate standards or protocols; timely completion and introduction of new product designs; trade-offs between the time of first customer shipment and the optimization of software drivers and hardware for speed, stability and compatibility; development of supporting content by independent software application vendors; development and production of collateral product literature; prompt delivery to OEM accounts of prototypes; support of OEM prototypes; ability to rapidly ramp manufacturing volumes to meet customer demand in a timely fashion; and coordination of advertising, press relations, channel promotion and VAR evaluation programs with the availability of new products. For example, selection of the appropriate standards and protocols will be a key factor in determining the future success of the Company's new home networking and Internet music player products.

In the transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and continued through 1998, controller and memory chip selection and the timely introduction of new products have been and will continue to be critical factors. The Company saw the effects of the PCI-to-AGP graphics bus transition and the SGRAM-to-SDRAM memory transition in the second and third quarters of 1998, which resulted in significant price reductions for the Company's PCI-based and SGRAM-based graphics inventory and the inventory of such products in the distribution channel. As a result, the net sales and gross margins of the Company were materially and adversely affected by declining prices for the PCI-based and SGRAM-based products, and there were significant price protection claims associated with such price declines. In the transition from the proprietary K56flex and x2 protocols (56Kbps) to the international standard V.90 protocol (56Kbps), the chip selection to implement and deploy such standard and the industry alliances to generate revenue and market share have been critical factors. The Company currently faces similar standards-setting issues in the areas of home networking, broadband modems and Internet audio. There can be no assurance that the Company will select the proper chips, software and protocols to implement and support its efforts in developing new products or targeting new markets or that the Company will execute its strategies in a timely manner.

Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space and OEM design wins in future periods. Moreover, because of the short product life cycles coupled with the long lead times for procuring many of the components used in the Company's products, the Company may not be able, in a timely manner, or at all, to reduce its component procurement commitments, software license commitments, production rates or inventory levels in response to unexpected delays in product launch, shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if such demand increases are in a new product or new technology area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product or component unavailability. For example, the timing and speed of the PCI-to-AGP bus transition and the SGRAM-to-SDRAM memory transition led to an excess inventory of PCI and SGRAM-based products at the Company and in the distribution channel which in turn resulted in lower average selling prices, lower gross margins, end-of-life inventory write-offs, and higher price protection charges during the second and third quarters of 1998. Further, the falling demand for and excess supply of Monster 3D II and competitive 3D gaming products in the channel during the third quarter of 1998 resulted in rapidly declining revenue and prices vis-a-vis the second quarter of 1998, and the resulting price protection for this class of product in the third quarter of 1998. The Company estimates and accrues for potential inventory write-offs and price protection charges. There can be no assurance that these estimates and accruals will be sufficient in future periods, or that additional inventory write-offs and price protection charges will not be required. The impact of these charges on the Company's operating results in the second, third and fourth quarters of 1998 were material and adverse. Any similar occurrence in the future could have a material effect on operating results in such future operating periods.

New Operating Systems

The PC industry has been characterized by significant operating system changes, such as the introduction of Windows 95 in 1995 and Windows NT 4.0 in 1996, and the introduction of significant new operating system components, such as Microsoft's Direct X and ActiveX for Windows 95. During the second quarter of 1998, Microsoft introduced Windows 98. In anticipation of the release of Windows 98 a significant portion of new computer purchasers delayed purchase of a new system until after the release of Windows 98. The effects of this consumer resistance were compounded by the delay and uncertainty of the release due to legal challenges. Additionally, further purchases were delayed to ensure that the new operating system would be compatible with older applications and would operate at least as reliably as Windows 95. The Company believes that this forward shift in time of a significant number of computer purchasers had an adverse impact on the revenues of the Company in the second quarter of 1998.

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

Dependence on Third Party Software Developers

The Company's business strategy includes developing relationships with major independent software application vendors that serve the 3D graphics and 3D audio markets, including the 3D computer games market and the professional 3D graphics applications market. The Company believes that the availability of a sufficient number of high quality, commercially successful entertainment 3D software titles will be a significant factor in the sale of multimedia hardware to the PC-based interactive 3D entertainment market. The Company also believes that compelling professional 3D graphics applications developed for PCs or ported from traditional UNIX-based workstations, such as those supplied by Silicon Graphics, IBM and Sun Microsystems, to PCs based on advanced Intel microprocessors and the Microsoft NT operating system will be significant factors in the sale of 3D graphics hardware to the PC-based NT workstation market. The Company depends on independent software application developers and publishers to create, produce and market software entertainment titles and professional graphics applications that will operate with the Company's 3D products, such as the Viper and Fire GL series of graphics accelerators. Only a limited number of software developers are capable of creating high quality professional 3D and entertainment 3D software. Competition for these resources is intense and is expected to increase. There can be no assurance that the Company will be able to attract the number and quality of software developers and publishers necessary to develop a sufficient number of high quality, commercially successful software titles and applications that are compatible with the Company's 3D graphics and audio platforms.

Further, in the case of the Company's entertainment 3D products, there can be no assurance that third parties will publish a substantial number of entertainment 3D software titles or, if entertainment 3D software titles are available, that they will be of high quality or that they will achieve market acceptance. The development and marketing of game titles that do not fully demonstrate the technical capabilities of the Company's entertainment 3D products could create the impression that the Company's products offer less compelling performance over competing 3D graphics accelerators or 3D games platforms, such as TV games consoles. This may slow or stop any migration from the current widespread use of TV games consoles to the use of computer games on PCs, or the enhancement of PCs to operate such games. Further, because the Company has no control over the content of the entertainment titles produced by software developers and publishers, the entertainment 3D software titles developed may represent only a limited number of game categories vis-a-vis those available for TV game consoles and are likely to be of varying quality.

Semiconductor or Software Defects

Product components may contain undetected errors or "bugs" when first supplied to the Company that, despite testing by the Company, are discovered only after certain of the Company's products have been installed and used by customers. There can be no assurance that errors will not be found in the Company's products due to errors in such products' components, or that any such errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers or product recalls could materially adversely affect the Company's business, financial condition and results of operations.
Further, the Company continues to upgrade the firmware, software drivers and software utilities that are incorporated into or included with its hardware products. The Company's software products, and its hardware products incorporating such software, are extremely complex due to a number of factors, including the products' advanced functionality, the diverse operating environments in which the products may be deployed, the rapid pace of technology development and change in the Company's target product categories, the need for interoperability, and the multiple versions of such products that must be supported for diverse operating platforms, languages and standards. These products may contain undetected errors or failures when first introduced or as new versions are released. The Company generally provides a five-year warranty for its products and, in general, the Company's return policies permit return for full credit within thirty days after receipt of products that do not meet product specifications. There can be no assurance that, despite testing by the Company, by its suppliers and by current or potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or product acceptance or in warranty returns. Such loss or delay would likely have a material adverse effect on the Company's business, financial condition and results of operations.

Additionally, new versions or upgrades to operating systems, independent software vendor titles or applications may require upgrades to the Company's software products to maintain compatibility with such new versions or upgrades. There can be no assurance that the Company will be successful in developing new versions or enhancements to its software or that the Company will not experience delays in the upgrade of its software products. In the event that the Company experiences delays or is unable to maintain compatibility with operating systems and independent software vendor titles or applications, the Company's business, financial condition and results of operations could be materially adversely affected.

Market Anticipation of New Products, New Technologies or Lower Prices

Since the environment in which the Company operates is characterized by rapid new product and technology introductions and generally declining prices for existing products, the Company's customers may from time to time postpone purchases in anticipation of such new product introductions or lower prices. If such anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting the Company's operating results. For example, the substantial pre-release publicity surrounding the release of Windows 95 may have contributed to a slowing of the consumer PC market in the summer of 1995. Moreover, a similar reaction occurred in the modem market as a result of the announcements of modems based on 56 Kbps technology, which became available in 1997, and in the overall PC market in anticipation of Intel Corporation's transition to MMX-based microprocessors during 1997. Additionally, the substantial publicity by Intel Corporation for its MMX technology may have confused and slowed the market for add-in multimedia accelerators, such as those sold by the Company, during the first half of 1997. Similarly, Microsoft's launch of Windows 98 combined with the uncertainties surrounding such a launch was a factor in slower PC sales in the second quarter of 1998. These effects may continue into future periods for these or similar events. Other new product releases that may influence future market growth or the timing of such growth include Intel's release of its Pentium III CPU and the associated chipsets supporting the 2x AGP and 4x AGP architectures, Intel's release of its "Merced" workstation CPU, and the anticipated release of Microsoft's Windows 2000. Further, slippage in the actual volume shipment of such new products could have the effect of prolonging any market slowdown due to the anticipation of the new products.

The potential negative impact on the Company's operating results as a result of customer decisions to postpone purchases in favor of new and "publicized" technologies, including the Company's own new technologies, can be further magnified if products or components based on such new technology are not available in a timely manner or in sufficient supply to meet the demand caused by the market's shift to the new technology from an older technology. For example, the Company believes that the PC market may have slowed in early 1997 in part as customers waited for the availability of Intel's new MMX-enabled Pentium CPUs. Further, the Company's operating results could be adversely affected if the Company makes poor selections of chip architectures or chip suppliers to pursue 3D graphics, AGP or 56Kbps modem market opportunities and, as a result, is unable to achieve market acceptance of its new products or is unable to secure a sufficient supply of such components.

If the Company or any of its competitors were to announce a product that the market viewed as having more desirable features or pricing than the Company's existing products, demand for the Company's existing products could be curtailed, even though the new product is not yet available. For example, in the second quarter of 1998, the Company's next-generation SDRAM-based graphics accelerators had a memory cost component roughly half that of SGRAM-based graphics accelerators. Market anticipation of new product releases such as these, as well as similar competitive releases, reduced demand for the Company's SGRAM based graphics products and materially and adversely affected the Company's operating results for the second and third quarters of 1998. Similar results may occur during the second quarter of 1999 as the market anticipates new 32-megabyte graphics accelerators. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they might postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, although potentially positive in the longer term, can negatively impact the Company's operating results in the short term. This factor constitutes an exceptionally difficult-to-manage characteristic of the Company's graphics business due to the rapid six-month product cycles that typify the current 3D graphics market.

Component Shortages; Reliance on Sole or Limited Source Suppliers

The Company is dependent on sole or limited source suppliers for certain key components used in its products, particularly chipsets and software that provide graphics, digital video, DVD, television (TV), sound or other multimedia functions, random access memory (including DRAM, RDRAM, SDRAM, SGRAM and flash) chips, and speakerphone/modem and softmodem chipsets and algorithms. Although the price and availability of many semiconductor components improved during 1997 and 1998, these components are periodically in short supply and on allocation by semiconductor manufacturers. For example, it is expected that the Company may experience constraints in the supply of high-performance SGRAMs, SDRAMs and flash memory and new technology, high-performance 3D graphics chips for the foreseeable future. There can be no assurances that the Company can obtain adequate supplies of such components, or that such shortages or the costs of these components will not adversely affect future operating results. The Company's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia and communications ASIC chipsets and the Company's products in general. Although the Company maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and periodically qualifying alternative components for inclusion in the Company's products, component shortages continue to exist from time to time, and there can be no assurances that the Company can continue to obtain adequate supplies or obtain such supplies at their historical or competitive cost levels. Further, the Company has as an objective to reduce the number of chip architecture suppliers with which it works, potentially raising "single-source" supply risks. Conversely, in its attempt to counter actual or perceived component shortages, the Company may over-purchase certain components or pay unnecessary expediting or other surcharges, resulting in excess inventory or inventory at higher than normal costs and reducing the Company's liquidity, or in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect the Company's gross margin and profitability. Such a condition existed in the first quarter of 1998, and the Company's perception of component shortages caused the Company to over purchase components and pay surcharges for components that subsequently declined in value in the second, third and fourth quarters of 1998. In addition, such inventory sell-offs by the Company or its competitors could trigger channel price protection charges, further reducing the Company's gross margins and profitability, such as occurred with the Monster 3D II product line in the third and fourth quarters of 1998.

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

During periods of component oversupply and associated price deflation, customers of the Company, particularly those comprising channels that do not receive price protection from the Company, may seek to draw down the inventory that they hold since such inventory likely would bear a price deflation risk. As a consequence, the Company may see its orders, unit shipments or average selling prices depressed from time to time during such price-deflation and inventory-reduction periods. This occurred during the second and third quarters of 1998, which adversely affected net sales and gross margin during such periods, and this may occur again in future periods.

When the PC or PC peripherals markets emerge from a period of oversupply, such as that experienced in the second quarters of 1997 and 1998, certain manufacturers, distributors and resellers may be unprepared for a possible rapid increase in market demand. Accordingly, the Company may not have sufficient inventory, scheduled component purchase orders or available manufacturing capacity to meet any rapid increase in market demand, thereby missing orders and revenue opportunities, causing customer dissatisfaction and losing market share. The Company experienced such a situation in the second half of 1997 and in the second half of 1998 as the Company experienced a shortage of various components, restricting the Company's ability to manufacture certain products in sufficient quantities or in a linear fashion to meet market demand. In addition, the Company believes that in the near term the Company will continue to be subjected to restricted supply and increasing prices on certain semiconductor components including newly introduced graphics controllers and random access memories. The inability of the Company to obtain product components at their historical or planned cost levels, resulting in the Company being forced to pay higher prices to achieve timely delivery, would directly affect the cost of the Company's products and could materially and adversely affect the Company's gross margin. There can be no assurance that the Company will be able to obtain adequate supplies of components or that such shortages or the costs of these components will not adversely impact the Company's future operating results. Conversely, there can be no assurance that the Company will not see the value of its inventory depreciate if components in a shortage condition emerge from that condition and experience a significant oversupply condition. For example, this situation occurred during the second and third quarters of 1998 with certain graphics chips that support only SGRAM memory, and in the third and fourth quarters of 1998 with components associated with the Company's Monster 3D II product line.

Dependence on Subcontractors

The Company relies on independent surface mount technology ("SMT") subcontractors to manufacture, assemble or test the Company's board level products, as well as its first "finished" consumer electronics product, Rio, an Internet music player. The Company typically procures its components, assembly and test services and assembled products through purchase orders and does not have specific volume purchase agreements with each of its subcontractors. Most of the Company's subcontractors could cease supplying the services, products or components at any time with limited or no penalty. In the event that it becomes necessary for the Company to replace a key subcontractor, the Company could incur significant manufacturing set-up costs and delays. There can be no assurance that the Company would be able to find suitable replacement subcontractors. The Company's emphasis on maintaining low internal and channel inventory levels may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. The Company's ability to respond to greater than anticipated market demand may be constrained by the availability of SMT or finished product subcontracting services. Further, various of the Company's subcontractors are located in international locations that, while offering low labor costs, may present heightened process control, quality control, political, infrastructure, transportation, tariff, regulatory, legal, import, export, economic or supply chain management risks.

Dependence on Graphics and Multimedia Accelerator Market

Sales of graphics and video accelerator subsystems accounted for greater than 77% and 75% of the Company's net sales in 1998 and 1997, respectively. Although the Company has introduced audio subsystems, has entered the PC modem and home networking markets, and has entered into the PC consumer electronics market with its Rio Internet music player, graphics and video accelerator subsystems are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics and video accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

Migration to Personal Computer Motherboards

The Company's graphics and multimedia accelerator subsystems are individual products that function within personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing such functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. While the Company expects that such migration will not occur in a substantial way with 3D graphics or Intel's accelerated graphics port (AGP) in the near term due to the new, rapidly changing technologies in these areas, the Company recognizes that such migration could occur with respect to the functionality provided by some of the Company's current products, and with 3D graphics and the AGP bus over the longer term. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems and connectivity configuration, such as 3D graphics, 3D audio, and communications, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into CPU microprocessors, such as under Intel's MMX, Whitney or AGP technologies, will not adversely affect the future market for the Company's products. In large part, the continuation of a robust market for add-in graphics and video subsystems may depend on the timing and market acceptance of 3D graphics and digital video acceleration. This, in turn, may depend on the availability of compelling 3D and digital video content, including games and entertainment, broadcast digital video, PC videophones, desktop video conferencing, and digital video, audio and 3D VRML graphics on the
Internet.   Similarly, the robustness of the communications market may depend largely on the widespread adoption of digital subscriber line (xDSL) and cable modem technologies in both client-side modems attached to the PC and server-side modems provided by Internet Service Providers and telephone network central offices, and the emergence of a robust, growing home networking market. The timing of major xDSL, cable modem and home networking technology introductions, and the market acceptance of these new technologies and standards, are largely out of the control of the Company.

The Company believes that a large portion of the growth in the sales of personal computers may be in sealed systems which contain most functionality on a single systems board and are not able to be upgraded in the manner most current personal computers can be upgraded. These sealed computers would contain a systems board that could include CPU, system memory, graphics, audio, and connectivity functionality on a single board. The Company recently acquired Micronics for the purpose of obtaining technical and marketing expertise and brand acceptance in CPU motherboard design and to develop integrated multimedia system board products.
However, there can be no assurance that a significant market will exist for low-cost fixed system boards or that the acquisition of Micronics will enable the Company to successfully compete in such an emerging market or in the current motherboard market.

Risks Associated with Industry Consolidation

The Company pursues a strategy of "silicon agility" which entails continuous evaluation of outside sources of graphics, modem, home networking, and audio chipsets. This strategy depends on a number of competitive suppliers of each of these products in order to ensure that the Company is offering leading edge technology in each product line at prices with which the Company can compete with competitors who design their own chipsets. In the recent past there have been instances of chipset suppliers acquiring their own add-in card manufacturing, marketing and distribution (for example, Evans & Sutherland Corp's purchase of Accel Graphics, 3Dfx's purchase of STB Systems, or the 3Dlabs Inc. acquisition of Dynamic Pictures Inc.). While these acquisitions in and of themselves are not material to the operations of the Company, vertical integration acquisitions restrict the choices of chipset suppliers available to the Company and thereby may reduce the likelihood that the Company will have access to leading edge technology at prices which allow the Company to compete with vertically integrated competitors such as ATI Technologies Inc., Matrox Graphics Inc., 3Com Corporation, and Creative Technologies, Inc.

Competition

The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of multimedia and connectivity products for the PC such as Matrox Graphics Inc., 3Dfx, Creative Technologies Inc., 3COM Corporation, and ATI Technologies Inc., and indirectly against PC systems OEMs to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by the Company's products. In certain markets where the Company is a relatively new entrant, such as modems, home networking, sound cards, and consumer electronics Internet music players, the Company may face dominant competitors including 3Com (home networking and modems), Creative Technologies, Inc. (sound cards, modems and Internet music players) and Sony Corp. (consumer electronic music players). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, CPU or motherboard markets) emerge as competitors across broader or more integrated product categories.

In addition, manufacturers of chipsets or other components used in the Company's products could become future competitors of the Company to the extent that such manufacturers elect to integrate forward into the add-in subsystem or value-added software market (for example, the acquisition of STB Systems by 3Dfx), or as multimedia chipset manufacturers provide increasingly higher quality and more sophisticated software to their chipset customers, including subsystem suppliers competitive to the Company. Also, certain of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources relative to the Company, and many have long-standing market positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors also have a competitive cost advantage as a result of being located in areas that impose significantly lower taxes than the United States or offer a substantially lower cost of labor or provide governmental subsidies, such as research and development and training funds. Many of the Company's current and potential competitors also design and manufacture their own graphics, video, sound, modem, home networking, or other multimedia and connectivity processing chipsets. While the Company believes that its semiconductor vendor flexibility enables it to select, within certain limits, from among the most advanced and price competitive chipsets available on the open market, the captive semiconductor operations of certain of the Company's current and potential competitors could provide them with significant advantages, including greater control over semiconductor architecture and technology, component design, component performance, systems and software design, time to market, availability and cost.

The Company also believes that the strategy of certain of its current and potential competitors is to compete largely on the basis of price, which may result in lower prices and lower margins for the Company's products or otherwise adversely affect the market for the Company's products. To the extent that semiconductor availability is relatively robust and software drivers and reference hardware designs from multimedia chipset manufacturers are of high quality and sophistication, then competitors who sell such reference designs and compete largely on price with little value-added engineering may have a competitive cost or expense advantage relative to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its current and future markets, or will be able to compete successfully against current and new competitors, as the Company's technology, markets and products continue to evolve.

Distribution Risks

The Company sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants, VARs and OEM customers. The Company's future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and electronic commerce on the worldwide web. The loss of, or reduction in, sales to certain of the Company's key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on the Company's operating results. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet, increased use of mail-order catalogues, increased use of consumer-electronics channels for personal computer sales, or increased use of channel assembly to configure PC systems to fit customers' requirements could affect the Company in ways not yet known. For example, the rapid emergence of Internet-based e-commerce is putting substantial strain on some of the Company's traditional channels. Moreover, additions to or changes in the types of products the Company sells, such as the introduction of professional-grade products or the migration toward more communications-centric products, such as home networking, may require specialized value-added reseller channels, relations with which the Company has only begun to establish.

Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to two months of customer demand. Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. Frequently, in such situations, the Company attempts to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net sales and gross profit. Consequently, the Company, in taking steps to bring its Channel Inventory Levels down to a more desirable level, may cause a shortfall in net sales during one or more accounting periods. This was the case in the third quarter of 1998 as the company reduced channel inventory levels as part of its new short-cycle inventory model. While this is expected to reduce the Company's exposure to future charges for price protection and excess inventory, it materially and adversely affected revenues for the third and fourth quarters. Such efforts to reduce channel inventory might also result in price protection charges if prices are decreased to move product out to final consumers, having an adverse impact on operating results. While the Company believes that its Channel Inventory Levels for many of its products are appropriate at this time, there are certain products which have a Channel Inventory Level that is higher than desirable. The Company accrues for potential price protection charges on unsold channel inventory. However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future price reductions will not have a material adverse effect on operating results.

Product Returns; Price Protection

The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. Moreover, certain of the Company's retail customers will readily accept returned products from their own retail customers, and these returned products are, in turn, returned to the Company for credit. The Company estimates returns and potential price protection on unsold channel inventory. The Company accrues reserves for estimated returns, including warranty returns, and price protection, and since the fourth quarter of 1998, reserves the gross margin associated with channel inventory levels that exceed four weeks of demand. The Company experienced significant price protection charges due to the transition from PCI to AGP-based graphics accelerators and from SGRAM to SDRAM-based graphics accelerators during the second, third and fourth quarters of 1998. Moreover, the Company experienced significant price and revenue erosion and associated price protection on its Monster 3D II product line in the third and fourth quarter of 1998 as demand for that class of product declined, and market prices also declined significantly. The Company may be faced with further significant price protection charges as the Company and its competitors move to reduce channel inventory levels of current products, such as the Viper V550, as new product introductions are made. However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies such as cable or xDSL modems and 3D graphics technologies, and the difficulty in predicting future sales through the distribution channels to the final end customer all increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystems industry could result in significant and unforeseen product returns, with such returns creating a material adverse effect on the Company's financial performance. In addition, there can be no assurance that new product introductions by competitors or other market factors, such as the integration of graphics and video acceleration or connectivity by OEMs onto system motherboards, will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's gross margins.

Furthermore, the markets that the Company serves include end users that buy from computer retail and consumer electronics mass merchant outlets to upgrade their existing PCs. Such customers frequently decide to return products to the retail outlets from which they earlier purchased the product. Such returns are made for a variety of reasons, including the customer changing his or her mind regarding his or her purchase decision, the customer having difficulty with the installation or use of the product, the product not offering the features, functions, or performance that the customer expected or the customer experiencing incompatibilities between the product and his or her existing PC hardware or software. Since many of the products that the Company sells incorporate advanced computer technology, the Company expects that end-user customer returns, including warranty returns, will be a continuing negative attribute of supplying to the PC installed-base upgrade market. There can be no assurance that the Company will be able to achieve gross margins in the PC installed-base upgrade market that will be high enough to offset the expenses of end-user customer returns and still generate an acceptable return on sales to the Company.

OEM Customer Risks

The Company currently has a limited number of OEM customers. While the Company is seeking to increase its sales to OEMs, certain OEMs maintain internal add-in subsystem design and manufacturing capabilities or have long-standing relationships with competitors of the Company, and there can be no assurance that the Company will be successful in its efforts to increase its OEM sales. Moreover, developing supplier relationships with major PC systems OEMs and installing the processes, procedures and controls required by such OEMs can be an expensive and time-consuming process, and there can be no assurance that the Company will achieve an acceptable financial return on this investment. Further, to the extent that PC systems OEMs selection criteria are weighted toward multimedia subsystem suppliers that have their own captive SMT manufacturing operations, then the Company's sole reliance on outside SMT subcontract manufacturers may be a negative factor in winning such PC systems suppliers' OEM contracts.

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

Rapid Technological Change

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. For example, 3D technology is evolving rapidly in the graphics and audio markets, memory architectures and speeds are changing rapidly, and DVD and MPEG-2 decryption techniques and navigation technologies are still being refined and moving from hardware-centric to software-centric implementations. Product life cycles in the Company's markets frequently range from six to twelve months. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functions that meet changing customer requirements in a cost-effective manner. Further, if the Company is successful in the development and market introduction of new products, it must still correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where the Company's customers are not the final end customers. Moreover, whenever the Company launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are impacted by such new products, as well as any resulting price protection charges and Stock Rotations from its distribution channels. During the second quarter of 1998, the Company experienced large price protection charges with respect to the decline in average selling prices of graphics accelerators due to the SGRAM to SDRAM transition of mainstream graphics accelerators and other competitive pressures. Due to the much lower cost of SDRAM solutions SGRAM prices fell in competition thereby lowering manufacturing costs of graphics accelerators. The Company, forced to meet the pricing actions of its competitors, lowered prices, triggering larger than normal or expected price protection and eroding the value of some of the Company's on hand inventory. A similar phenomenon occurred in the third and fourth quarters of 1998 relative to the Company's Monster 3D II product line.

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

During the first three quarters of 1998, sales in Asia and Southeast
Asia were below expected levels. The lack of sales in the Asian market were primarily related to the lack of credit facilities available to customers in those markets for the Company's products and other products necessary for those customers to sell complete products. While Asian markets have begun to recover, the Company expects continued volatility and sluggishness in sales to Asia and Southeast Asia during 1999 as well as very slow sales to Latin America for the foreseeable future.

Information Technology and Telecommunications Systems

The Company is currently making significant investments in establishing systems, processes and procedures to more efficiently and effectively manage its worldwide business and enable communications and data sharing among its employees and various business units. This effort comprises a significant investment of expense and capital funds, as well as a drain on management resources, for the installation of information technology ("IT"), network and telecommunications equipment and IT applications. As part of this program to install IT systems throughout the Company, management has begun installation of an enhanced enterprise-wide business management, resource planning and decision support application. Further, in order to more effectively manage the Company's business and avert Year 2000 issues, the Company is implementing this new ERP application and the associated processes and procedures and installing the associated IT equipment in order for it to be fully operational no later than by the middle of 1999. Such an effort is expected to comprise a further substantial investment of expenses and management resources by the Company.

Year 2000 Compliance

Many existing computer systems and applications, as well as numerous embedded control devices, use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, such systems, applications or control devices could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data and movement of both components and products. The Company recently completed the first phase of a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. At the end of the third quarter, the Company's operations were converted to this system on an integrated, world-wide basis. This effort was undertaken to significantly improve the tools and information available to manage the Company. These tools have the added benefit of managing data with dates beyond December 31, 1999 as indicated by the vendors. The Company continues to test such capabilities as part of its post-implementation process. This testing is expected to be completed during the first half of 1999. The Company's current estimate is that the costs specifically associated with this testing and validation process will not have a material adverse effect on the result of operations or financial position of the Company in any given year. Despite the Company's efforts to address the year 2000 impact on its internal systems, it is impossible to know with certainty the impact the year 2000 issue will have on the business and what additional expenses may be incurred. See "-Information Technology and Telecommunications Systems."

In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. The Company is in the process of identifying significant external agents such as service providers, vendors, suppliers and customers and attempting to reasonably determine their ability to manage year 2000 issues.

The total costs associated with year 2000 compliance is not expected to be material to the company's financial position. The most significant cost was averted by the Company's otherwise planned ERP installation. Ongoing compliance efforts including IT systems testing and the review of external agents will be carried out in the normal course of business.

It is not possible for the Company to determine with certainty the impact of the year 2000 problem due to internal computer systems or external agents. The failure to correct a material year 2000 problem or to anticipate and mitigate a problem with an external agent could result in an interruption in or failure of normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Contingency plans will be developed if it appears the Company or its key external agents will not be year 2000 compliant, and such compliance is expected to have a material adverse impact on the Company's operations.


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

Proprietary Rights

While the Company had 14 issued U.S. Patents and 23 pending U.S. Patent Applications at December 31, 1998, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated the proprietary rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost and diversion of the resources of the Company, may also be necessary to enforce proprietary rights of the Company or to defend the Company against claimed infringement of the proprietary rights of others.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risks due primarily to changes in interest rates. The Company does not use derivatives to alter the interest characteristics of its investment securities or its debt instruments. The Company has no holdings of derivative or commodity instruments and does not conduct business in foreign currencies.

The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short. The Company has limited long term debt, principally in the form of two building mortgages, one of which has a balloon payoff in 2001. The weighted average interest rate on the mortgages is 8.26%. The Company's other notes payable against its lines of credit as of December 31, 1998 carried a variable interest rate of the Libor rate plus a margin with interest payments due monthly. The Company's new credit line carries a variable interest rate of the prime rate plus a margin with interest payments due monthly.

The table below presents principal amounts and related weighted average interest rates by year for the Company's cash, cash equivalent, and short-term investment accounts, and its debt obligations.

The table below presents principal amounts and related weighted average interest rates by year for the Company's cash, cash equivalent, and short-term investment accounts, and its debt obligations.

                                                                                 There-
                                 1999     2000      2001      2002      2003      after     Total
                               -------- --------- --------- --------- --------- --------- ---------
                                                  (dollars in thousands)
Assets:
Cash, cash equivalents and
  short-term investments.......$36,072     $ --      $ --      $ --      $ --      $ --    $36,072
Weighted average interest rate.   4.80%

Liabilities:
Fixed rate debt................     85        92       555        33        36       404     1,205
Variable rate debt............. 45,437       107        26        28        31       232    45,861


PART III

ITEM 10.  Directors and Executive Officers of the Registrant

        Information regarding Registrant's directors will be set forth under the caption "Election of Directors" in Registrant's proxy statement for use in connection with the Annual Meeting of Shareholders to be held in May 1999, (the "Proxy Statement") and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

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

        The following Consolidated Financial Statements of Diamond Multimedia Systems, Inc., and its subsidiaries are filed as part of this report on Form 10-K


        Report of Independent Accountants

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated Statements of Operations for the three years ended December 31, 1998

        Consolidated Statements of Shareholders' Equity (Deficit) for the three years ended December 31, 1998

        Consolidated Statements of Cash Flows for the three years ended December 31, 1998

        Notes to Consolidated Financial Statements


        2.  Consolidated Financial Statement Schedules

        Schedule II-Valuation and Qualifying Accounts

        Schedule I through V not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.


3.  EXHIBITS

 Exhibit
  Number                         Exhibit Description
----------  --------------------------------------------------------------
   3.1(1)   Certificate of Incorporation.

   3.2(1)   Bylaws of Registrant.

   4.1(1)   Form of Common Stock Certificate.

  10.1(1)   Form of Indemnification Agreement for officers and directors.

  10.2(1)   Form of Indemnification Agreement with certain stockholders.

  10.3(1)   1992 Stock Plan and form of Stock Option Agreement.

  10.4(1)   1994 Stock Plan and form of Stock Option Agreement.

  10.5(5)   1995 Employee Stock Purchase Plan and form of Subscription
            Agreement.

  10.6(1)   1995 Director Option Plan and form of Stock Option Agreement.

  10.8(1)   Stock Purchase Agreement by and among the Registrant, Diamond
            Multimedia Systems, Inc., a California corporation, and the investors and shareholders named therein.

  10.9(1)   Stock and Subordinated Notes Purchase Agreement by and among the
            Registrant and the investors name therein.

  10.10(1) Shareholders' Agreement by and among the Registrant and the investors, management shareholders and shareholders named therein.

  10.11(1) Registration Rights Agreement by and among the Registrant and the investors, management shareholders and shareholders named therein.

  10.12(1)  Employment Agreement between the Registrant and Mr. Hyung Hwe Huh.

  10.13(1)  Consulting Agreement between the Registrant and Mr. Chong-Moon Lee.

  10.14(1) Mutual Release among the registrant, Messrs. Lee and Huh, and certain other parties.

  10.15(1)  Facility Lease (2880 Junction Avenue, San Jose, CA).

  10.16(1)  Facility Lease (835  Sinclair Frontage Road Drive, Milpitas, CA).

  10.17     Facility Lease (2895 Zanker Road, San Jose, CA).

  10.18(2)  Agreement and Plan of Reorganization among the Registrant,
            Shakespeare Acquisition Corporation and Supra Corporation dated as of August 7, 1995.

  10.19(4)  Stock Purchase Agreement by and among the Registrant, SPEA
            Software AG and the Stockholders of SPEA Software AG dated as of October 24, 1995.

  10.20(8)  Agreement and Plan of Merger by and among the Registrant, Boardwalk
            Acquisition Corporation and Micronics Computers, Inc., dated as of
            May 11, 1998.

  10.21(3)  1993 Stock Incentive Plan.

  10.22(4)  Amendment No. 1 to Stock Purchase Agreement dated as of November 15,
            1995 by and among the Registrant; Supra (Deutschland) GmbH; SPEA
            Software AG; Spea-Beheer C.V.,TVM, Glenwood and Ulrich Seng for and on behalf of the Selling Stockholders; and David Gill.

 10.23*(7)  Form of Change of Control Severance Agreement between the Registrant and the executive officers listed below:
              Franz Fichtner
              C. Scott Holt
              Hyung Hwe Huh
              Wade Meyercord
              Dennis D. Praske
              James M. Walker

  10.24(6)  Employment Agreement between the Registrant and Mr. James M. Walker.

  21.1(4)   List of Significant Subsidiaries.

  23.1      Consent of PricewaterhousCoopers L.L.P., Independent Accountants.

  24.1 Power of Attorney (included in this report under the caption signatures).

  27.1      Financial Data Schedule


----------------------------------------------------------------------------

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

    (5) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-11147) filed pursuant to the Securities Act of 1933, as amended, on August 11, 1998.

    (6) Incorporated by reference to Form 10-K for the year 1996 (File No. 000-25580) filed pursuant to the Securities Exchange Act of 1934, as amended, on March 28, 1997.

    (7) Incorporated by reference to Form 10-K for the year 1997 (File No. 000-25580) filed pursuant to the Securities Exchange Act of 1934, as amended, on March 24, 1998.

    (8) Incorporated by reference to the Registrant's Tender Offer Statement on Schedule 14D-1 filed with the COmmission on May 15, 1998, as amended.


(b)     Reports on Form 8-K

1.      A report on Form 8-K (File No. 0-25580) was filed by the
Registrant pursuant to the Securities Exchange Act of 1934, as amended, on November 16, 1998, relating to a press release issued on November 12, 1998.

(c)     Exhibits

        See (a) above

(d)    Financial Statement Schedules

        See (a) above



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

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

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                         Title                      Date
---------------------------  ----------------------------------  --------------
/s/  William J. Schroeder    Director, Chief Executive Officer   March 31, 1999
---------------------------  and President (Principal Executive
     William J. Schroeder    Officer)


/s/  James M. Walker         Chief Financial Officer (Principal  March 31, 1999
---------------------------  Financial  and Accounting Officer)
     James M. Walker

/s/  Bruce C. Edwards        Director                            March 31, 1999
---------------------------
     Bruce C. Edwards

/s/  Carl W. Nuen           Director                             March 31, 1999
---------------------------
     Carl W. Nuen

/s/  Gregorio Reyes          Director                            March 31, 1999
---------------------------
     Gregorio Reyes

/s/  Jeffrey D. Saper        Director                            March 31, 1999
---------------------------
     Jeffrey D. Saper

/s/  James T. Schraith      Director                             March 31, 1999
---------------------------
     James T. Schraith


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Diamond Multimedia Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) present fairly, in all material respects, the financial position of Diamond Multimedia Systems, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PricewaterhouseCoopers LLP
San Jose, California
January 29, 1999




               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             December 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                            ASSETS
Current assets:
  Cash and cash equivalents...........................    $24,621     $85,929
  Restricted cash.....................................      5,500           0
  Short-term investments..............................      5,951       4,136
  Trade accounts receivable, net of allowance for
    doubtful accounts of $2,096 and $2,440 in 1998
    and 1997, respectively............................     94,027      98,777
  Inventories.........................................     48,892      78,647
  Prepaid expenses and other current assets...........     13,041       6,350
  Income taxes receivable.............................      9,735      24,929
  Deferred income taxes...............................     50,071      14,679
                                                        ----------  ----------
    Total current assets..............................    251,838     313,447
  Property, plant and equipment, net..................     27,288      15,216
  Other assets........................................      1,415       3,616
  Goodwill, net.......................................     26,369       5,275
                                                        ----------  ----------
         Total assets.................................   $306,910    $337,554
                                                        ==========  ==========
                               LIABILITIES
Current liabilities:
  Current portion of long-term debt...................    $45,516     $36,455
  Trade accounts payable..............................     75,727      98,764
  Accrued liabilities.................................     21,979      17,667
  Deferred income.....................................      7,200           0
  Income taxes payable................................      8,568       2,274
                                                        ----------  ----------
         Total current liabilities....................    158,990     155,160
Long-term debt, net of current portion................      1,550       1,873
                                                        ----------  ----------
         Total liabilities............................    160,540     157,033
                                                        ----------  ----------
Commitments and contingencies (Notes 4, 5 and 10)
  Inventories, net
                          SHAREHOLDERS' EQUITY
Preferred stock, par value $.001; Authorized -
   8,000 shares in 1998 and 1997, none issued
   and outstanding....................................         --          --
Common stock, par value $.001; Authorized -
   75,000 in 1998 and 1997; issued and
   outstanding - 35,244 in 1998 and
   34,491 in 1997.....................................         35          34
Additional paid-in capital............................    313,214     307,877
Distributions in excess of net book value (Note 1)....    (56,775)    (56,775)
Accumulated deficit                                      (110,104)    (70,615)
                                                        ----------  ----------
Total shareholders' equity............................    146,370     180,521
                                                        ----------  ----------
       Total liabilities and shareholders' equity.....   $306,910    $337,554
                                                        ==========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Years Ended December 31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
Net sales.................................     $608,581   $443,281   $598,050
Cost of sales.............................      541,894    387,486    485,284
                                              ---------- ---------- ----------
  Gross profit............................       66,687     55,795    112,766
                                              ---------- ---------- ----------
Operating expenses:
  Research and development................       29,923     24,886     18,824
  Selling, general and administrative.....       97,656     85,684     66,209
  Amortization of intangibles.............        2,587      3,006      5,025
  Write-off of intangibles................          --       9,938        --
  Restructuring expenses..................        2,939        --         --
                                              ---------- ---------- ----------
          Total operating expenses........      133,105    123,514     90,058
                                              ---------- ---------- ----------
Income (loss) from operations.............      (66,418)   (67,719)    22,708
Interest income (expense), net............          277      1,696      1,979
Other income, net.........................       (2,716)       873      1,245
                                              ---------- ---------- ----------
Income (loss) before provision
       (benefit) for income taxes.........      (68,857)   (65,150)    25,932
Provision (benefit) for income taxes......      (29,368)   (19,545)     9,595
                                              ---------- ---------- ----------
Net income (loss).........................     ($39,489)  ($45,605)   $16,337
                                              ========== ========== ==========
Net income (loss) per share:
       Basic..............................       ($1.13)    ($1.33)     $0.48
                                              ========== ========== ==========
       Diluted............................       ($1.13)    ($1.33)     $0.46
                                              ========== ========== ==========
  Accrued liabilities
Shares used in per share calculations:
       Basic..............................       34,863     34,322     34,351
       Diluted............................       34,863     34,322     35,194

   The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (IN THOUSANDS)

                                                                  Distributions
                                       Common Stock    Additional   in Excess
                                   -------------------  Paid-In    of Net Book  Accumulated
                                    Shares    Amount    Capital       Value       Deficit       Total
                                   --------- --------- ---------- ------------- ------------ ------------
BALANCES, JANUARY 31, 1996........   34,673       $35   $306,697      ($56,775)    ($41,347)    $208,610
  Stock options exercised.........      273                  969           --           --           969
  Repurchase of common stock......     (702)       (1)       (34)          --           --           (35)
  Payment of note receivable
   from Shareholder...............     (109)      --      (3,196)          --           --        (3,196)
  Sale of shares under
   Employee Stock Purchase Plan...       28       --       1,167           --           --         1,167
  Tax benefit of stock options....                           443           --           --           443
  Net income......................      --        --        --             --        16,337       16,337
                                   --------- --------- ---------- ------------- ------------ ------------
BALANCES, DECEMBER 31, 1996.......   34,163        34    306,046       (56,775)     (25,010)     224,295
  Stock options exercised.........      339       --       1,232           --           --         1,232
  Repurchase of common stock......     (115)      --          (7)          --           --            (7)
  Sale of shares under
   Employee Stock Purchase Plan...      104       --         606           --           --           606
  Net loss........................      --        --        --             --       (45,605)     (45,605)
                                   --------- --------- ---------- ------------- ------------ ------------
BALANCES, DECEMBER 31, 1997.......   34,491        34    307,877       (56,775)     (70,615)     180,521
  Stock options exercised.........      508         1      3,299           --           --         3,300
  Repurchase of common stock......      (55)      --          (5)          --           --            (5)
  Sale of shares under
   Employee Stock Purchase Plan...      300       --       1,783           --           --         1,783
  Tax benefit of stock options....      --        --         260           --           --           260
  Net loss........................      --        --        --             --       (39,489)     (39,489)
                                   --------- --------- ---------- ------------- ------------ ------------
BALANCES, DECEMBER 31, 1998.......   35,244       $35   $313,214      ($56,775)   ($110,104)    $146,370
                                   ========= ========= ========== ============= ============ ============

   The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)

                                                       Years Ended December 31,
                                                   -----------------------------
                                                     1998      1997      1996
                                                   --------- --------- ---------
Cash flows from operating activities:
   Net income (loss).............................. ($39,489) ($45,605)  $16,337
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
   Write-off of in-process technology and
     intangibles..................................      --      9,938       --
   Depreciation and amortization..................    9,188     8,224     8,371
   Provision for doubtful accounts................        0       952     1,026
   Provision for excess and obsolete
     inventories..................................   13,048    11,580    14,249
   Deferred income taxes..........................  (35,392)    6,430    (5,415)
   Loss on sale of equity interest................    1,205       --        --
   Loss on disposal of property and equipment.....       79       332       --
   Changes in assets and liabilities:
   Trade accounts.................................    5,991   (14,461)   17,475
   Income taxes receivable........................   15,454   (24,929)      --
   Inventories....................................   20,966   (26,523)    2,981
   Trade accounts payable and other liabilities...  (24,197)   32,195   (24,524)
   Deferred income................................    7,200       --        --
   Prepaid expenses and other assets..............   (5,415)     (357)   (3,596)
                                                   --------- --------- ---------
Net cash provided by (used in) operating
   activities.....................................  (31,362)  (42,224)   26,904
                                                   --------- --------- ---------
Cash flows from investing activities:
   Sale of Micronics building.....................    6,310       --        --
   Purchase of Micronics, net of cash acquired....  (21,626)      --        --
   Purchase of DigitalCast, net of cash acquired..   (2,234)      --        --
   Purchases of property and equipment............  (18,269)   (7,219)   (6,077)
   Other equity investments.......................   (1,150)      --        --
   Proceeds from sale of equity interest..........    1,642       --        --
   Purchases and proceeds from maturities of
     short-term investments.......................   (1,815)   (4,136)   12,232
                                                   --------- --------- ---------
Net cash provided by (used in) investing
   activities.....................................  (37,142)  (11,355)    6,155
                                                   --------- --------- ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock.........    5,344     1,838     2,136
   Proceeds from term loans and revolving
     credit facilities............................   89,028   153,415    46,778
   Payments and maturities of term loans and
     revolving credit facilities..................  (79,911) (135,059)  (55,177)
   Maturities of term loans and revolving
   Investment in restricted certificates of deposit  (5,500)      --        --
   Proceeds from capital lease financing..........      --        --        197
   Repayments of capital lease financing..........     (760)     (826)     (782)
   Repurchases of common stock....................       (5)       (7)      (35)
                                                   --------- --------- ---------
Net cash provided by (used in) financing
   activities.....................................    8,196    19,361    (6,883)
                                                   --------- --------- ---------
Net increase (decrease) in cash and cash
   equivalents....................................  (60,308)  (34,218)   26,176
Cash and cash equivalents at beginning of period..   85,929   120,147    93,971
                                                   --------- --------- ---------
Cash and cash equivalents at end of period........  $25,621   $85,929  $120,147
                                                   ========= ========= =========

   The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND MULTIMEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation; Reorganization; Public Offerings;
     Acquisition of Supra, Spea, Micronics, and DigitalCast

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

The Company acquired all of the outstanding common stock of Micronics Computers, Inc. ("Micronics") and DigitalCast, Inc. ("DigitalCast") on June 26, 1998 and September 4, 1998, respectively, in two purchase business combination transactions.

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounts of the Company's wholly owned subsidiaries, Supra, SPEA, Micronics and DigitalCast, have been included in the accompanying consolidated financial statements as of the date of acquisition, September 20, 1995, November 15, 1995, June 26, 1998, and September 4, 1998, respectively. All intercompany transactions and balances have been eliminated in consolidation.


 Fiscal Year-End

During 1996 and prior years, the Company operated under a 52-53 week fiscal year which ended on the Sunday closest to December 31. As a result, the fiscal year may not have ended as of the same day as the calendar year. Fiscal 1996 was a 52 week year. For convenience of presentation, the accompanying consolidated financial statements of the Company for 1996 and 1995 have been shown as ending on December 31 of each year. During 1997, the Company changed its fiscal year end to a calendar year. Net sales for 1997 include approximately $29,000,000 due to the change in year-end.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less from the date of purchase and money market funds are considered cash equivalents. Cash and cash equivalents consist primarily of commercial paper held by investment banks in the U.S. along with a lesser amount of cash deposits in banks in the U.S., Japan, Germany and the United Kingdom.

Restricted Cash

At December 31, 1998, restricted cash consisted of $5.5 million in certificates of deposit principally used as collateral for standby letters of credit.

Short-Term Investments

At December 31, 1998, short-term investments consisted of debt securities with a remaining maturity of more than three months and less than one year from the date of purchase. The Company had determined that all of its debt securities should be classified as available-for-sale. The difference between the cost basis and the market value of the Company's investments was not material at December 31, 1998 and 1997. The Company's short-term investments consisted of corporate bonds at December 31, 1998 and municipal bonds at December 31, 1997.

Accounts Receivable

The Company participates in cooperative advertising and similar programs with certain distributors and retailers. These programs are utilized on a pre-approved basis and result in credits against the customers' trade accounts. The Company offers limited price protection to its customers. Accruals based on estimated costs of future claims are reflected in the accompanying consolidated financial statements.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are summarized as follows (in thousands):

                                                December 31,
                                           ---------------------
                                              1998       1997
                                           ---------- ----------
  Raw material...........................    $17,388    $29,876
  Work in process........................     20,739     40,286
  Finished goods.........................     10,765      8,485
                                           ---------- ----------
                                             $48,892    $78,647
                                           ========== ==========


The Company is currently dependent on sole or limited suppliers for certain key components used in its products, particularly VRAM and DRAM memory and other chipsets, which may cause shortages that limit production capacity. There can be no assurance that such shortages will not adversely affect future operating results. The Company may purchase certain components, resulting in excess inventory and reducing the Company's liquidity or, in the event of inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs against the Company's operating results.

The Company has approximately $5 million of inventory in excess of its normal short-term needs for certain product lines at December 31, 1998. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.

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


                                                December 31,
                                           ---------------------
                                              1998       1997
                                           ---------- ----------
  Furniture and equipment................    $35,023    $20,732
  Building, land and leasehold
    improvements.........................      6,969      3,912
                                           ---------- ----------
                                              41,992     24,644
  Less accumulated depreciation..........     14,704      9,428
                                           ---------- ----------
                                             $27,288    $15,216
                                           ========== ==========

The Company incurred non-cash depreciation expense of $6.6 million, $5.2 million and $3.3 million in 1998, 1997 and 1996, respectively, the majority of which was related to computer equipment and software.
Disposals were immaterial.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arose primarily from a series of equity acquisitions. These include Supra on September 20, 1995, Spea on November 15, 1995, Binar Graphics, Inc. on November 15, 1997, Micronics on June 26, 1998, and DigitalCast on September 4, 1998. Goodwill is being amortized on a straight-line basis over seven years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows. Accordingly, the Company wrote-off $9.9 million of intangible assets in the second quarter of 1997 to reflect an impairment in the value of goodwill and existing technology associated with the acquisitions of Supra and Spea. The anticipated cash flows related to those products indicated that the recoverability of those assets was not reasonably assured.

Intangible assets consist of the following at December 31, 1998 and 1997, respectively (in thousands):

                                                December 31,
                                           ---------------------
                                              1998       1997
                                           ---------- ----------
  Goodwill...............................     42,198     18,328
  Less accumulated amortization               15,829     13,053
                                           ---------- ----------
                                             $26,369     $5,275
                                           ========== ==========

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

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $14,935,000 $11,233,000, and $11,555,000 in 1998, 1997, and
1996 respectively.

Income Taxes

The Company uses the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. Estimated fair values for marketable securities which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments (see Short-Term Investments above). The estimated fair value of the Company's equity investments could not be made without incurring excessive cost.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk are primarily accounts receivable and cash equivalents.

The Company sells its products through distributors, OEMs and retail/mass merchant outlets primarily in the regions of North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and, generally, does not require collateral for its receivables and maintains an allowance for potential credit losses. The allowance for non-collection of accounts receivable is maintained for potential credit losses and is based upon the expected collectibility of accounts receivable.

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

Foreign Currency Accounting

Substantially all of the Company's sales are denominated in U.S. dollars and the U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars are included in the statement of operations. The Company recorded a net foreign currency translation loss in other expense of $668,000 in 1998 and net foreign currency translation gains in other income of $93,000 and $609,000 during 1997 and 1996, respectively.

Computation of Net Income (Loss) Per Share

Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share as their effect is anti-dilutive.

The following is a reconciliation of the numerator (net income) and denominator (number of shares) used in the basic and diluted EPS calculation:

(Dollar amounts, in thousands)

                                                   Years Ended December 31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
Basic EPS:
Net income (loss).........................     ($39,489)  ($45,605)   $16,337

Average Common Shares Outstanding.........       34,955     34,322     34,351
                                              ---------- ---------- ----------
Basic EPS                                        ($1.13)    ($1.33)     $0.48
                                              ========== ========== ==========
Diluted EPS:
Net income (loss).........................     ($39,489)  ($45,605)    16,337

Average Common Shares Outstanding.........       34,955     34,322     34,351
Stock options.............................           --         --        843

Total Shares..............................       34,955     34,322     35,194
                                              ---------- ---------- ----------
Diluted EPS                                      ($1.13)    ($1.33)     $0.46
                                              ========== ========== ==========

For 1998 and 1997, approximately 1,668,000 stock options and 1,158,000 stock options, respectively, were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Comprehensive Income

The Company has adopted the Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) effective December 31, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses that are excluded from net income in accordance with generally accepted accounting principles. For the years ended December 31, 1996, 1997 and 1998, there are no material differences between comprehensive income and net income.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial statements.

3.  Accrued Liabilities

3.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                                December 31,
                                           ---------------------
                                              1998       1997
                                           ---------- ----------
  Warranty...............................     $2,700     $4,110
  Accrued payroll and employee
    related costs........................      5,422      7,405
  Accrued royalties......................      2,526      3,542
  Tax refund reserve.....................      5,738          --
  Other..................................      5,593      2,610
                                           ---------- ----------
                                             $21,979    $17,667
                                           ========== ==========


4.  Debt Agreements

   The following represents the Company's debt at December 31 (in thousands):

                                                December 31,
                                           ---------------------
                                              1998       1997
                                           ---------- ----------
  Domestic Lines of Credit...............    $35,000    $22,000
  Japanese Bank Line of Credit...........      2,743      4,536
  European Lines of Credit...............      7,068      8,338
  Capital Lease Obligations..............        310      1,070
  Other..................................      1,944      2,384
                                           ---------- ----------
                                              47,065     38,328
  Less current portion...................     45,516     36,455
                                           ---------- ----------
                                              $1,549     $1,873
                                           ========== ==========


At December 31, 1998, the Company had two domestic bank credit facilities: a $30 million line of credit permitting borrowings at the bank's reference rate or a formula Libor based rate and a $15 million line of credit permitting borrowings at the bank reference rate or a formula Libor based rate. Borrowings under these lines at December 31, 1998 were $25 million and $10 million, respectively. Further, the agreements for these lines of credit expire in May 1999 and January 1999, respectively. In January 1999 the Company closed a new $50 million domestic bank credit facility and the previous facilities were paid off and closed. The covenants covering this new debt agreement pertain to minimum levels of collateral coverage and tangible net worth, quarterly profitability beginning with the quarter ending March 31, 1999, and minimum levels of liquidity.

Additionally, the Company has credit facilities under foreign lines of credit. At December 31, 1998, the Company's Japanese subsidiary had a
Yen line of credit entitling it to borrow up to approximately   $3.0
million. The line of credit is collateralized by a stand-by letter of credit from the Company and accrues interest at the bank's variable rate. Borrowings were $2.7 million under this facility at December 31, 1998. At December 31, 1998, the Company's Spea subsidiary had a 5 million DeustcheMark line of credit (approximately $3.0 million at December 31, 1998) with a German bank. Additionally, the Company had a foreign line of credit of 10 million DeustcheMarks (approximately $6.0 million at December 31, 1998). Of the $9 million available under these lines, $5.7 million was being used as of December 31, 1998. These agreements expired January 31, 1999. The bank has extended an open line of credit for a total of 10 million DeustcheMarks (approximately $6.0 million at December 31, 1998).

At December 31, 1998, the Company's weighted average interest rate on short-term borrowings was 7.03%, versus 7.80% at December 31, 1997.

The Company has various capital lease obligations payable through 2000.

As of December 31, 1998, the Company's future payments on debt related to notes payable, lines of credit and capital lease obligations are $45,522,000, $199,000, $581,000, $61,000, $66,000 and $636,000 in
fiscal years 1999, 2000, 2001, 2002, 2003 and thereafter, respectively.

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

    Future annual minimum payments under the Company's operating leases are as follows at December 31, 1998 (in thousands):

  1999...................................     $3,418
  2000...................................      3,163
  2001...................................      2,173
  2002...................................        668
  2003...................................         57
  Thereafter.............................          --
                                           ----------
  Total                                       $9,479
                                           ==========


6.  Shareholders' Equity

Preferred Stock

Under the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of the Company's undesignated preferred stock.

Stock Option Plans

The Company has four fixed stock option plans. Under the Company's stock option plans, options generally vest over a four year period and they expire five to ten years from the date of grant. Options may be granted to directors, officers, consultants and employees at prices not less than the fair market value at the date of grant. At December 31, 1998, approximately 1,222,000 shares were available for future grants.

On April 16, 1997, the Board of Directors approved the repricing of all employee stock options granted with exercise prices higher than $7.625 per share. Approximately 568,000 shares were repriced to $7.625 per share. The Board of Directors approved the repricing with the general condition that these options cannot be exercised at the new price of $7.625 until April 1, 1998.

On October 14, 1998, the Board of Directors approved the further repricing of all employee stock options granted with exercise prices higher than $3.0625 per share. Approximately 4,387,000 shares were repriced to $3.0625 per share. The Board of Directors approved the repricing with the general condition that these options cannot be exercised until April 19, 1999.

In January 1995, the 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors. The Director Plan provides for the grant of options to purchase the Company's common stock to directors who are not employees of the Company. A total of 175,000 shares of common stock have been authorized for issuance under the Director Plan. In May 1998, the shareholders approved changes to the plan increasing the number of shares reserved (i) for initial grants to non-employee directors from 30,000 shares to 40,000 shares and (ii) the subsequent annual grants to non-employee directors from 7,500 shares to 10,000 shares. Further, the stockholders approved one special grant of 7,500 shares to each of three non-employee directors then existing. Each nonemployee director who joins the board will automatically be granted an option to purchase 40,000 shares of common stock at a price equal to the fair market value on the date of grant and upon each reelection to the Board will be granted an additional option to purchase 10,000 shares of common stock at a price equal to the fair market value on the date of grant. The 40,000 share grants vest at the rate of 25% of the option shares upon the first anniversary of the date of grant and 1/48th of the option shares per month thereafter, and the 10,000 share grants vest four years after grant, in each case unless terminated sooner upon the termination of the optionee's status as a director or otherwise pursuant to the Director Plan. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change in control transaction involving the Company, each option becomes exercisable in full or will be assumed for an equivalent option substituted by the successor corporation. The Director Plan expires in 2005, unless terminated earlier by the Board of Directors. As of December 31, 1998, approximately 157,500 shares have been issued under the Director Plan.

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

The Company has also issued options outside of the four fixed plans amounting to 241,497, 430,000, and 225,000 shares in 1998, 1997, and
1996, respectively. These options vest under various periods up to a maximum vesting period of 4 years.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996:

                                                Years Ended December 31,
                                           --------------------------------
                                              1998       1997       1996
                                           ---------- ---------- ----------
  Risk-free Interest Rate................       4.55%      6.36%      5.57%
  Expected life..........................  4 years    4 years    2 years
  Volatility.............................       81.6%      61.0%      50.8%
  Dividend Yield.........................       --         --         --


A summary of the Company's option activity as of December 31, 1998, 1997, and 1996 and changes during the year ending on those dates are as follows (amounts in thousands, except share data):

                                            Outstanding Options
                                           ---------------------
                                                       Weighted
                                                       Average
                                           Number of   Exercise
                                             Shares     Price
                                           ---------- ----------
Balance, December 31, 1995...............      2,376     $19.03
  Options granted........................      1,695      11.84
  Options exercised......................       (117)      3.21
  Options canceled.......................       (511)     20.41
                                           ----------
Balance, December 31, 1996...............      3,443       7.90
  Options granted........................      3,386       8.83
  Options exercised......................       (293)     (4.37)
  Options canceled.......................     (1,539)     10.92
                                           ----------
Balance, December 31, 1997...............      4,997       7.89
  Options granted........................      6,393       4.29
  Options exercised......................       (504)      6.47
  Options canceled.......................     (5,226)      8.59
                                           ----------
Balance, December 31, 1998...............      5,660      $3.45
                                           ========== ==========

At December 31, 1998, 1997 and 1996 vested options to purchase
2,124,000 shares, 1,232,000 shares, and 590,000 shares, respectively, were unexercised. The weighted average fair value of those options granted in 1998, 1997 and 1996 was $2.67 per share, $4.76 per share, and $3.78 per share, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                        Options Outstanding         Options Exercisable
                 ---------------------------------- ----------------------
                               Weighted-
                                Average   Weighted-              Weighted-
                    Number     Remaining   Average     Number     Average
   Range of      Outstanding  Contractual Exercise  Exercisable  Exercise
 Exercise Prices at 12/31/98  Life(Years)   Price   at 12/31/98    Price
---------------- ------------ ----------- --------- ------------ ---------
 $0.07 -  $3.01       74,055        4.62     $1.96       73,604     $1.97
 $3.06 -  $3.06    5,186,495        8.39     $3.06    1,959,525     $3.06
 $0.07 -  $3.01      399,762        8.72     $8.72       90,474     $9.99


                 ------------                       ------------
Total              5,660,312                          2,123,603
                 ============                       ============


At December 31, 1998, the Shareholders have reserved 9,212,500 under the 1998, 1994 and 1992 Stock Option Plans and 175,000 shares under the Director Plan.

Employee Stock Purchase Plan

During 1995, the 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors. As of December 31, 1998, a total of 650,000 shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan provides for eligible employees to purchase common stock at a price equal to 85% of the fair market value at certain specified dates. During 1998 and 1997, the Company issued 300,000 and 104,000 shares of common stock, respectively, under this plan.

Fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan, described above, is determined under the Black-Scholes valuation model using the following assumptions for 1998, 1997 and 1996:

                                                Years Ended December 31,
                                           --------------------------------
                                              1998       1997       1996
                                           ---------- ---------- ----------
  Risk-free Interest Rate................       5.05%      5.12%      5.44%
  Expected life..........................  6 months   6 months   6 months
  Volatility.............................       81.6%      61.0%      50.8%
  Dividend Yield.........................       --         --         --



The weighted average fair market value of those purchase rights granted in 1998 and 1997 was $7.00 and $3.89 respectively.

The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation cost has been recognized for the Company's Stock Plans. Had compensation cost for the Stock Plans been determined based on the fair market value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 1998 and 1997 would have been reduced as follows:

     (amounts in thousands except per share data)

                                                Years Ended December 31,
                                           --------------------------------
                                              1998       1997       1996
                                           ---------- ---------- ----------
Net income (loss) - as reported..........   ($39,489)  ($45,605)   $16,337

Net income (loss) - proforma.............   ($40,980)  ($54,420)   $11,307

Net income (loss) per share - as reported     ($1.13)    ($1.33)     $0.46

Net income (loss) per share - proforma...     ($1.17)    ($1.59)     $0.33


Reorganization and Stock Repurchase Agreement

Effective with the Reorganization described in Note 1, all of the outstanding unexercised options of Diamond CA were canceled and new options were issued at $.07 per share, the fair market value of the Company's common stock immediately after the Reorganization. During the year ended December 31, 1995, certain option holders exercised their option to purchase 5,430,000 shares of the Company's common stock pursuant to restricted stock purchase agreements. Under the terms of the restricted stock purchase agreements, the Company's right to repurchase the stock expires monthly over four years from the date of grant of the
original stock options.   In addition to the exercise of stock options
described above, on January 3, 1995, the Company issued 2,615,000 shares of common stock to certain employees, officers, board members, and consultants under restricted stock purchase agreements. Under the terms of the restricted stock repurchase agreements, the right to repurchase this stock expires monthly over four years from the original date of grant as determined by the Board of Directors. Shares subject to repurchase may be repurchased by the Company at the end of each individual's association with the Company. As of December 31, 1998, 29,000 shares of common stock were subject to repurchase by the Company.

Common Stock Dividends

The Company has never declared or paid cash dividends on its common stock. The Company's bank loan agreement prohibits the payment of cash dividends on the common stock without prior approval.

7.  Geographic Region and Major Customer Information

In 1998, 1997, and 1996, no single customer accounted for greater than 10% of net sales. In addition, outside the United States, no one country accounted for more than 10% of net sales. Revenues to geographic regions reported below are based upon the customers' locations. Essentially all the Company's current shipments and invoices are denominated in U.S. dollars. The Company's foreign operations consist principally of its foreign subsidiaries in Germany, the United Kingdom and Japan. Long-lived assets, primarily fixed assets and unamortized goodwill, are reported below based upon the location of the asset.

                                                Years Ended December 31,
                                           --------------------------------
                                              1998       1997       1996
                                           ---------- ---------- ----------
Net sales to geographic regions:
  United States..........................   $326,915   $271,311   $369,367
  Europe.................................    217,347    116,844    132,971
  Far East and other.....................     64,319     55,126     95,712
                                           ---------- ---------- ----------
  Net Sales..............................   $608,581   $443,281   $598,050
                                           ========== ========== ==========
Long-lived assets:
  United States..........................    $48,296    $17,390    $19,028
  Europe.................................      2,673      3,056     10,036
  Far East and other.....................      2,688         44         46
                                           ---------- ---------- ----------
  Total Assets...........................    $53,657    $20,490    $29,110
                                           ========== ========== ==========


8.  Income Taxes:

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                Years Ended December 31,
                                           --------------------------------
                                              1998       1997       1996
                                           ---------- ---------- ----------
Current:
  Federal................................         $0   ($18,873)   $12,779
  State..................................          0         73      2,231
  Foreign................................      1,550          0          0
                                           ---------- ---------- ----------
                                               1,550    (18,800)    15,010
                                           ---------- ---------- ----------
Deferred:
  Federal................................    (20,647)       138    (14,568)
  State..................................     (1,184)      (883)      (458)
  Foreign................................     (9,087)       --       9,611
                                           ---------- ---------- ----------
                                             (30,918)      (745)    (5,415)
                                           ---------- ---------- ----------
                                            ($29,368)  ($19,545)    $9,595
                                           ========== ========== ==========

The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                Years Ended December 31,
                                           --------------------------------
                                              1998       1997       1996
                                           ---------- ---------- ----------
Tax provision at federal statutory rate..      -35.0%     -35.0%      35.0%
State taxes, net of federal tax benefit..       -1.7%      -1.6%       3.4%
Tax provision at local country rates.....       -5.8%       --         --
Research and development tax credit......       -0.4%      -0.3%      -0.7%
Amortization of intangibles..............        1.2%       6.0%       1.7%
Other....................................       -1.0%       0.9%      -2.4%
                                           ---------- ---------- ----------
                                               -42.7%     -30.0%      37.0%
                                           ========== ========== ==========

The components of the deferred tax asset are as follows (in thousands):

                                                December 31,
                                           --------------------------------
                                              1998       1997         1996
                                           ---------- ---------------------
Deferred tax assets:
Net operating loss carryforwards.........    $51,118       $756        --
Loss carryforward valuation allowance....   ($10,511)       --         --
                                           ---------- ---------- ----------
                                             $40,607       $756         $0
Sales returns and receivables allowances.        --         --        4145
Inventory valuation allowances...........      3,268      7,060       6307
Deferred revenue.........................      1,803        --         --
Warranty accruals........................        534      1,465       1718
Compensation.............................        588        455        644
State taxes..............................          1        --        1019
Software amortization....................      2,246      4,695       7350
All other................................      1,430        248        761
Valuation allowance......................       (406)       --         --
                                           ---------- ---------- ----------

        Total deferred tax assets........    $50,071    $14,679    $21,944
                                           ========== ========== ==========

The Company was not profitable in 1998 and has shown a cumulative loss over the past three years. However, significant new business contracts have been won over the past several months. These sales contracts cover a broad spectrum of the Company's products including core graphics accelerators, Window NT workstation graphics accelerators, modems and home networking. Based upon this incremental business and other measures, management has determined that no valuation allowance is necessary as the Company expects that its future taxable income will allow the deferred tax asset for federal, state and foreign tax purposes to be fully realized in future years. The valuation allowances presented in the above table pertain to pre-acquisition deferred tax assets of Micronics.

The temporary non-deductible differences noted in the above table (excluding net operating losses) are generally applicable to the following years taxable income. They will also be replaced by new temporary differences of a similar nature. The net operating loss component of the deferred tax asset will expire on the following schedule (in thousands):



Net operating loss carryforwards will expire as follows (in thousands);

                      ---------------------------------------------
                        Federal      State    Foreign        Total
                      ---------------------------------------------
                2002        --      $5,405        --        $5,405
                2003        --     $10,544        --       $10,544
                2007        --         --      $2,863       $2,863
                2018    $86,161        --         --       $85,161
       No expiration        --         --     $24,899      $24,899
                      ---------- ---------- ---------- ------------
               Total    $86,161    $15,949    $27,762     $129,872


9.  Employee Benefit Plan

During 1993, the Company established a 401(k) tax-deferred savings plan under which all employees meeting certain age and service requirements may contribute up to 15% of their eligible compensation (up to a maximum allowed under IRS rules). Contributions may be made by the Company at the discretion of the Board of Directors. Contributions by the Company amounted to $825,000, $671,000, and $616,000 in 1998, 1997, and 1996, respectively.

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

The Company has been named as a defendant in a lawsuit filed on October 9, 1998 in the United States District Court for the Central District of California. Plaintiffs are the Recording Industry Association of America, Inc. (the "RIAA"), a trade organization representing recording companies and the Alliance of Artists and Recording Companies (the "AARC") an organization controlled by the RIAA which exists to distribute royalties collected by the copyright office. The complaint alleges that the Company's Rio product, a portable music player, is subject to regulation under the Audio Home Recording Act (the "AHRA") and that the device does not comply with the requirements of the AHRA. On October 16, 1998 a hearing was held and the Court issued a Temporary Restraining Order preventing the Company from manufacturing or distributing the Rio product for a period of ten days. On October 26, 1998 a hearing was held to determine if a Preliminary Injunction should issue to further restrain the Company until the conclusion of the suit. The court denied the motion and refused to restrain the Company from manufacturing and distributing the Rio product. The RIAA has filed a notice that it intends to appeal the Court's ruling to the United States Court of Appeals for the Ninth Circuit. No schedule has been set for any briefing or other action on the appeal. As the ultimate outcome of these proceedings cannot be determined, no provision for any liability or loss that may result from adjudication or settlement of this action has been made in the accompanying consolidated financial statements.

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

11. Acquisitions

In June 1998, the Company acquired all the outstanding stock of Micronics Computers, Inc. The acquisition was treated as a purchase and accounted for using the purchase method. Micronics results are included in the Company's financial statement from the date of acquisition. The purchase price for Micronics was $32,596,000 or $20,192,000 net of Micronics cash balances acquired. The following unaudited proforma consolidated statement of operations assumes Micronics had been purchased at the beginning of 1997.

                                                Years Ended
                                                December 31,
                                           ---------------------
Dollars in thousands                          1998       1997
                                           ---------- ----------
Net sales................................   $626,803   $525,828

Net income (loss)........................   ($63,690)  ($60,215)
                                           ========== ==========
Net income (loss) per share:
        Basic............................     ($1.82)    ($1.75)
                                           ========== ==========
        Diluted..........................     ($1.82)    ($1.75)
                                           ========== ==========

Shares used in per share calculations:
        Basic............................     34,955     34,322
        Diluted..........................     34,955     34,322



DIAMOND MULTIMEDIA SYSTEMS, INC.
SCHEDULE II-Valuation and Qualifying Accounts

DIAMOND MULTIMEDIA SYSTEMS, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (in thousands)
-----------------------------------------------------------------------------

                                     Balance    Additions                            Balance
                                       at        Charged   Deductions                   at
                                    Beginning   to Costs      from                    End of
                                    of Period  & Expenses   Reserves  Adjustments(1)  Period
                                   ----------- ----------- ---------- ------------- ----------
Year Ended December 31, 1998:
  Accounts Receivable Allowances...    $2,440           --    $2,189        $1,845       $251
  Inventory Allowances.............    $2,752     $13,048    $22,134       $12,201    ($6,334)

Year Ended December 31, 1997:
  Accounts Receivable Allowances...    $1,943        $952       $455          --       $2,440
  Inventory Allowances.............        $0     $11,580     $8,828          --       $2,752

Year Ended December 29, 1996:
  Accounts Receivable Allowances...    $1,959      $1,026     $1,042          --       $1,943
  Inventory Allowances.............    $5,063     $14,249     $5,557          --      $13,755


(1) Adjustments consist of opening balance allowances related to the acquisitions of Micronics and DigitalCast.



INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE



Our report on the consolidated financial statements of Diamond Multimedia Systems, Inc. is included in this Form 10-K.
In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ PricewaterhouseCoopers L.L.P.

San Jose, California
January 29, 1999






DIAMOND MULTIMEDIA SYSTEMS, INC.
LIST OF EXHIBITS


Exhibit No.     Description

10.17           Facilities Lease (2895 Zanker Road, San Jose, CA).

23.1            Consent of Pricewaterhouse Coopers L.L.P.
                Independent Accountants

24.1 Power of Attorney (Included in this report under the caption signatures).

27.1            Financial Data Schedule