Form 10-K/A
period 1998-12-31
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1999-04-28
CIK 936734

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

Diamond Profile

Diamond Multimedia Systems, Inc. ("Diamond" or the "Company") designs, develops, manufactures and markets multimedia and connectivity products for personal computers ("PCs"). The Company is a leading supplier of graphics and multimedia accelerator subsystems for PCs, and is expanding its position as a leader in multimedia and connectivity products for the digital home, enabling consumers to create, access and experience compelling new media content from their desktops and through the Internet. Diamond products include the Rio line of Internet music players, the Stealth and Viper series of video accelerators, the Monster series of gaming accelerators, the Fire series of NT workstation 3D graphics accelerators, the Supra series of modems, and the HomeFree line of home networking products. Headquartered in San Jose, CA, Diamond has sales, marketing and technical facilities in several locations including Vancouver (Wash.), Singapore, Sydney, Hong Kong, Seoul, Tokyo, Starnberg (Germany), Saarbruecken (Germany), Paris, and Winnersh (U.K.). Diamond's products are sold through regional, national and international distributors as well as directly to major computer retailers, mass merchants, VARs and OEMs worldwide. In addition, the Company sells its products through e-commerce websites, including its own on-line store at www.diamondmm.com, mail order catalog organizations and national reseller organizations. The Company has been engaged in expanding its product offerings and distribution channels through internal development and acquisitions. In September 1995, the Company acquired Supra Corporation ("Supra"), which designs, develops, manufactures and markets modem products. In November 1995, the Company acquired SPEA Software AG ("Spea"), a German corporation that designs, develops and markets professional 3D graphics accelerators for Windows NT workstations. In June 1998, the Company acquired Micronics Computers, Inc. ("Micronics"), which designs, develops and markets graphics and audio accelerators and motherboards. In September 1998, the Company acquired DigitalCast, a Korean corporation that designed and developed the Company's initial Internet appliance sold under the Rio brand name.

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

        Home Networking.   The Company shipped its first wireless home
networking products in November 1998 and its first phoneline based home network products in January 1999. HomeFree Wireless allows customers to connect two or more computers within a home or small office using radio frequency transmission. HomeFree Phoneline allows consumers to connect two or more computers within a home using their existing telephone wires.

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

Manufacturing

The Company uses an international network of independent printed circuit board assembly subcontractors, principally located in Asia, to assemble and test the boards that are the principal hardware component of the Company's products. The Company generally procures boards on a turnkey basis from it subcontract manufacturing suppliers, but may procure architectural components and consign these to its subcontractors for assembly and board-level testing. The Company performs quality assurance on its products, but subcontracts production level product testing. In 1997, the Company started the use of full turnkey offshore subcontractors. In 1998, the proportion of products manufactured by full turnkey subcontractors increased, and the Company expects to further expand the portion of its procurement, manufacturing and test that is conducted in this manner. The Company's expectation is that after the first quarter of 1999, the only products not being procured primarily on a turnkey basis will be new products in their launch phase.

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

        Mr. Fichtner joined the Company in October 1997 as President, Diamond Europe. Mr. Fichtner was formerly employed by 3Com from 1990 to 1997, most recently as President, Europe, Middle East and Africa from 1995 to 1997, as Managing Director 3Com Gmbh, Central Europe from 1991 to 1994, and as Technical Manager for the Central European Sales Region from 1990 to 1991.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Market For The Registrant's Common Equity And Related
        Stockholder Matters
==========================================================================

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

Overview

Diamond Multimedia Systems, Inc. ("Diamond" or the "Company") designs, develops, manufactures and markets multimedia and connectivity products for personal computers ("PCs"). The Company is a leading supplier of graphics and multimedia accelerator subsystems for PCs, and is expanding its position as a leader in multimedia and connectivity products for the digital home, enabling consumers to create, access and experience compelling new media content from their desktops and through the Internet. Diamond products include the Rio line of Internet music players, the Stealth and Viper series of video accelerators, the Monster series of gaming accelerators, the Fire series of NT workstation 3D graphics accelerators, the Supra series of modems, and the HomeFree line of home networking products. Headquartered in San Jose, CA, Diamond has sales, marketing and technical facilities in several locations including Vancouver (Wash.), Singapore, Sydney, Hong Kong, Seoul, Tokyo, Starnberg (Germany), Saarbruecken (Germany), Paris, and Winnersh (U.K.). Diamond's products are sold through regional, national and international distributors as well as directly to major computer retailers, mass merchants, VARs and OEMs worldwide. In addition, the Company sells its products through e-commerce websites, including its own on-line store at www.diamondmm.com, mail order catalog organizations and national reseller organizations. The Company has been engaged in expanding its product offerings and distribution channels through internal development and acquisitions. In September 1995, the Company acquired Supra Corporation ("Supra"), which designs, develops, manufactures and markets fax/modem products. In November 1995, the Company acquired SPEA Software AG ("Spea"), a German corporation that designs, develops and markets professional 3D graphics accelerators for Windows NT workstations. In June 1998, the Company acquired Micronics Computers, Inc. ("Micronics"), which designs, develops and markets graphics and audio accelerators and motherboards. In September 1998, the Company acquired DigitalCast, a Korean corporation that designed and developed the Company's initial Internet appliance sold under the Rio brand name.

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

Net sales increased in 1998 by 20% in North America, 86% in Europe and 17% in other international markets (Asia and Latin America) following 1997 declines of 27%, 12% and 42%, respectively. Net sales in North America accounted for 54%, 62% and 62% of total net sales during 1998, 1997 and 1996, respectively. Net sales in Europe accounted for 36%, 26% and 22% of total net sales during 1998, 1997 and 1996, respectively. Other international net sales accounted for 10%, 12% and 16% of total net sales during 1998, 1997 and 1996, respectively. The continued increase in revenues from Europe is a result of stronger selling efforts and relatively stronger European economies. Declines in other international sales since 1996 resulted primarily from weaker national economies and financial instability. Although the Company's international sales are primarily denominated in U.S. dollars, these sales are subject to a number of risks generally associated with international sales, including the effect of currency fluctuations, state-imposed restrictions on the repatriation of funds, import and export restrictions, and the logistical difficulties of managing international operations.

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

Interest Income and Expense

Interest income was $2.9 million, $2.9 million and $3.6 million for 1998, 1997 and 1996, respectively, and resulted from cash available for investment. Interest income declined from 1996 to 1997 due to lower available cash balances available for investing. Interest income was flat from 1997 to 1998. Interest expense was $2.7 million, $1.2 million and $1.7 million for 1998, 1997 and 1996, respectively. Interest expense declined from 1996 to 1997 due to lower use of available credit lines. Interest expense increased from 1997 to 1998 due to an increase in the use of available credit lines.

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

Deferred Tax Assets

The Company was not profitable in 1998 and has shown a cumulative loss over the past three years. However, significant new business contracts have been awarded to the company over the past several months. These sales contracts are with established industry leaders and cover a broad spectrum of the Company's products including core graphics accelerators, Window NT workstation graphics accelerators, modems and home networking. Based upon this incremental business and related margins, management has determined that no valuation allowance is necessary since it is more likely than not the deferred tax asset will be realized.

Net operating loss carryforwards will expire as follows (in thousands);

                      ---------------------------------------------
                        Federal      State    Foreign        Total
                      ---------------------------------------------
                2002        --      $5,405        --        $5,405
                2003        --     $10,544        --       $10,544
                2007        --         --      $2,863       $2,863
                2018    $86,161        --         --       $85,161
       No expiration        --         --     $24,899      $24,899
                      ---------- ---------- ---------- ------------
               Total    $86,161    $15,949    $27,762     $129,872
                      ========== ========== ========== ============

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

  10.7(5)   1998 Stock Plan and form of Stock Option Agreement.

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

  23.1      Consent of PricewaterhouseCoopers L.L.P., Independent Accountants.

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

    (8) Incorporated by reference to the Registrant's Tender Offer Statement on Schedule 14D-1 filed with the Commission on May 15, 1998, as amended.


(b)     Reports on Form 8-K

        1. A report on Form 8-K (File No. 0-25580) was filed by the Registrant pursuant to the Securities Exchange Act of 1934, as amended, on November 16, 1998, relating to a press release issued November 12, 1998.

(c)     Exhibits

        See (a) above

(d)     Financial Statement Schedules

        See (a) above



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

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

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (IN THOUSANDS)

                                                                  Distributions
                                       Common Stock    Additional   in Excess
                                   -------------------  Paid-In    of Net Book  Accumulated
                                    Shares    Amount    Capital       Value       Deficit       Total
                                   --------- --------- ---------- ------------- ------------ ------------
BALANCES, JANUARY 1, 1996.........   34,673       $35   $306,697      ($56,775)    ($41,347)    $208,610
  Stock options exercised.........      273                  969           --           --           969
  Repurchase of common stock......     (702)       (1)       (34)          --           --           (35)
  Payment of note receivable
   from Shareholder...............     (109)      --      (3,196)          --           --        (3,196)
  Sale of shares under
   Employee Stock Purchase Plan...       28       --       1,167           --           --         1,167
  Tax benefit of stock options....                           443           --           --           443
  Net income......................      --        --        --             --        16,337       16,337
                                   --------- --------- ---------- ------------- ------------ ------------
BALANCES, DECEMBER 31, 1996.......   34,163        34    306,046       (56,775)     (25,010)     224,295
  Stock options exercised.........      339       --       1,232           --           --         1,232
  Repurchase of common stock......     (115)      --          (7)          --           --            (7)
  Sale of shares under
   Employee Stock Purchase Plan...      104       --         606           --           --           606
  Net loss........................      --        --        --             --       (45,605)     (45,605)
                                   --------- --------- ---------- ------------- ------------ ------------
BALANCES, DECEMBER 31, 1997.......   34,491        34    307,877       (56,775)     (70,615)     180,521
  Stock options exercised.........      508         1      3,299           --           --         3,300
  Repurchase of common stock......      (55)      --          (5)          --           --            (5)
  Sale of shares under
   Employee Stock Purchase Plan...      300       --       1,783           --           --         1,783
  Tax benefit of stock options....      --        --         260           --           --           260
  Net loss........................      --        --        --             --       (39,489)     (39,489)
                                   --------- --------- ---------- ------------- ------------ ------------
BALANCES, DECEMBER 31, 1998.......   35,244       $35   $313,214      ($56,775)   ($110,104)    $146,370
                                   ========= ========= ========== ============= ============ ============

   The accompanying notes are an integral part of these consolidated financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)

                                                       Years Ended December 31,
                                                   -----------------------------
                                                     1998      1997      1996
                                                   --------- --------- ---------
Cash flows from operating activities:
   Net income (loss).............................. ($39,489) ($45,605)  $16,337
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
   Write-off of in-process technology and
     intangibles..................................      --      9,938       --
   Depreciation and amortization..................    9,188     8,224     8,371
   Provision for doubtful accounts................        0       952     1,026
   Provision for excess and obsolete
     inventories..................................   13,048    11,580    14,249
   Deferred income taxes..........................  (35,392)    6,430    (5,415)
   Loss on sale of equity interest................    1,205       --        --
   Loss on disposal of property and equipment.....       79       332       --
   Changes in assets and liabilities:
   Trade accounts <F1>............................    4,991   (14,461)   17,475
   Income taxes receivable........................   15,454   (24,929)      --
   Inventories....................................   20,966   (26,523)    2,981
   Trade accounts payable and other liabilities...  (24,197)   32,195   (24,524)
   Deferred income................................    7,200       --        --
   Prepaid expenses and other assets..............   (5,415)     (357)   (3,596)
                                                   --------- --------- ---------
Net cash provided by (used in) operating
   activities <F1>................................  (32,362)  (42,224)   26,904
                                                   --------- --------- ---------
Cash flows from investing activities:
   Sale of Micronics building.....................    6,310       --        --
   Purchase of Micronics, net of cash acquired....  (21,626)      --        --
   Purchase of DigitalCast, net of cash acquired..   (2,234)      --        --
   Purchases of property and equipment............  (18,269)   (7,219)   (6,077)
   Other equity investments.......................   (1,150)      --        --
   Proceeds from sale of equity interest..........    1,642       --        --
   Purchases and proceeds from maturities of
     short-term investments.......................   (1,815)   (4,136)   12,232
                                                   --------- --------- ---------
Net cash provided by (used in) investing
   activities.....................................  (37,142)  (11,355)    6,155
                                                   --------- --------- ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock.........    5,344     1,838     2,136
   Proceeds from term loans and revolving
     credit facilities............................   89,028   153,415    46,778
   Payments and maturities of term loans and
     revolving credit facilities..................  (79,911) (135,059)  (55,177)
   Maturities of term loans and revolving
   Investment in restricted certificates of deposit  (5,500)      --        --
   Proceeds from capital lease financing..........      --        --        197
   Repayments of capital lease financing..........     (760)     (826)     (782)
   Repurchases of common stock....................       (5)       (7)      (35)
                                                   --------- --------- ---------
Net cash provided by (used in) financing
   activities.....................................    8,196    19,361    (6,883)
                                                   --------- --------- ---------
Net increase (decrease) in cash and cash
   equivalents <F1>...............................  (61,308)  (34,218)   26,176
Cash and cash equivalents at beginning of period..   85,929   120,147    93,971
                                                   --------- --------- ---------
Cash and cash equivalents at end of period <F1>...  $24,621   $85,929  $120,147
                                                   ========= ========= =========

Supplemental disclosure of cash flow information:
   Income taxes paid (refunded) during the
     period, net                                   ($21,072)   $1,825   $11,583
                                                   ========= ========= =========
   Interest paid during the period                   $2,571    $1,472    $1,675
                                                   ========= ========= =========

<F1>
The 1998 values have been changed to correct a clerical error in the original filing.

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
                                              ========== ========== ==========

For 1998 and 1997, approximately 897,000 stock options and 1,158,000 stock options, respectively, were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                        Options Outstanding         Options Exercisable
                 ---------------------------------- ----------------------
                               Weighted-
                                Average   Weighted-              Weighted-
                    Number     Remaining   Average     Number     Average
   Range of      Outstanding  Contractual Exercise  Exercisable  Exercise
 Exercise Prices at 12/31/98  Life(Years)   Price   at 12/31/98    Price
---------------- ------------ ----------- --------- ------------ ---------
 $0.07 -  $3.01       74,055        4.62     $1.96       73,604     $1.97
 $3.06 -  $3.06    5,186,495        8.39     $3.06    1,959,525     $3.06
 $6.01 - $19.06      399,762        8.96     $8.72       90,474     $9.99
                 ------------                       ------------
Total              5,660,312                          2,123,603
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



The weighted average fair market value of those purchase rights granted in 1998, 1997 and 1996 was $3.23 per share, $3.89 per share and $13.17 per share respectively.

The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-based Compensation." Accordingly, no compensation cost has been recognized for the Company's Stock Plans. Had compensation cost for the Stock Plans been determined based on the fair market value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced as follows:

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
                                           ========== ========== ==========

The components of the deferred tax asset are as follows (in thousands):

                                                December 31,
                                           --------------------------------
                                              1998       1997         1996
                                           ---------- ---------------------
Deferred tax assets:
Net operating loss carryforwards.........    $40,607       $756        --
Sales returns and receivables allowances.        --         --        4145
Inventory valuation allowances...........      3,268      7,060       6307
Deferred revenue.........................      1,803        --         --
Warranty accruals........................        534      1,465       1718
Compensation.............................        588        455        644
State taxes..............................          1        --        1019
Software amortization....................      2,246      4,695       7350
All other................................      1,024        248        761
                                           ---------- ---------- ----------

        Total deferred tax assets........    $50,071    $14,679    $21,944
                                           ========== ========== ==========

The Company was not profitable in 1998 and has shown a cumulative loss over the past three years. However, significant new business contracts have been awarded to the company over the past several months. These sales contracts are with established industry leaders and cover a broad spectrum of the Company's products including core graphics accelerators, Window NT workstation graphics accelerators, modems and home networking. Based upon this incremental business and related margins, management has determined that no valuation allowance is necessary since it is more likely than not the deferred tax asset will be realized.

The temporary non-deductible differences noted in the above table
(excluding net operating losses) are generally applicable to the following years taxable income. They will also be replaced by new temporary differences of a similar nature.

Net operating loss carryforwards will expire as follows (in thousands);

                      ---------------------------------------------
                        Federal      State    Foreign        Total
                      ---------------------------------------------
                2002        --      $5,405        --        $5,405
                2003        --     $10,544        --       $10,544
                2007        --         --      $2,863       $2,863
                2018    $86,161        --         --       $85,161
       No expiration        --         --     $24,899      $24,899
                      ---------- ---------- ---------- ------------
               Total    $86,161    $15,949    $27,762     $129,872
                      ========== ========== ========== ============

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