Form 10-Q
period 1999-03-31
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1999-05-17
CIK 936734

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares outstanding of the registrant's common stock at March 31, 1999 was 35,286,652.

DIAMOND MULTIMEDIA SYSTEMS, INC.

INDEX TO FORM 10-Q




PART I - FINANCIAL INFORMATION:


ITEM 1- Financial Statements

Consolidated Balance Sheets as of March 31, 1999
and December 31, 1998

Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998

Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

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

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    March 31,     December 31,
                                                        1999          1998
                                                    ------------  ------------
                               ASSETS
Current assets:
  Cash and cash equivalents........................     $34,350       $24,621
  Restricted cash..................................       5,500         5,500
  Short-term investments...........................       4,501         5,951
  Trade accounts receivable, net of allowance
    for doubtful accounts of $587 and $2,095
    as of March 31, 1999 and December 31, 1998.          89,879        94,027
  Inventories......................................      51,546        48,892
  Prepaid expenses and other current assets........      13,216        13,041
  Income taxes receivable..........................       6,285         9,735
  Deferred income taxes............................      50,037        50,071
                                                    ------------  ------------
       Total current assets........................     255,313       251,838
  Property, plant and equipment, net...............      28,276        27,288
  Other assets.....................................       1,372         1,415
  Goodwill and other intangibles, net..............      25,246        26,369
                                                    ------------  ------------
       Total assets................................    $310,207      $306,910
                                                    ============  ============

                             LIABILITIES
Current liabilities:
  Current portion of long-term debt................     $59,494       $45,516
  Trade accounts payable...........................      68,814        75,727
  Accrued liabilities..............................      20,903        21,979
  Deferred income..................................       2,535         7,200
  Income taxes payable.............................       9,117         8,568
                                                    ------------  ------------
       Total current liabilities...................     160,863       158,990
Long-term debt, net of current portion.............       1,485         1,550
                                                    ------------  ------------
       Total liabilities...........................     162,349       160,540
                                                    ------------  ------------
                        STOCKHOLDERS' EQUITY
Preferred stock, par value $.001; Authorized -
   8,000 shares at March 31, 1999 and
   December 31, 1998; none issued and outstanding..        --            --
Common stock, par value $.001;
  Authorized - 75,000 at March 31, 1999 and
  December 31, 1998; Issued and outstanding -
  35,287 at March 31, 1999 and 35,244 at
  December 31, 1998................................          35            35
Additional paid-in capital.........................     313,367       313,214
Distributions in excess of net book value..........     (56,775)      (56,775)
Accumulated deficit................................    (108,769)     (110,104)
                                                    ------------  ------------
   Total stockholders' equity......................     147,859       146,370
                                                    ------------  ------------
     Total liabilities and stockholders' equity....    $310,207      $306,910
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

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  Three Months Ended
                                  March 31,
                                  ---------------------
                                  1999       1998
                                  ---------- ----------
Net sales........................  $143,986   $186,196
Cost of sales....................   114,093    144,570
                                  ---------- ----------
      Gross profit...............    29,893     41,626
                                  ---------- ----------

Operating expenses:
  Research and development.......     6,542      7,092
  Selling, general and
    administrative...............    20,357     23,158
  Amortization of intangibles....     1,089        244
                                  ---------- ----------
       Total operating expenses..    27,989     30,494
                                  ---------- ----------
Income from operations...........     1,904     11,132
Interest income (expense), net...      (738)       336
Other income (expense), net......       741       (144)
                                  ---------- ----------
Income before provision for
  income taxes...................     1,907     11,324
Provision from income taxes......       572      3,397
                                  ---------- ----------
Net income.......................    $1,335     $7,927
                                  ========== ==========

Net income per share:
       Basic.....................     $0.04      $0.23
                                  ========== ==========
       Diluted...................     $0.04      $0.22
                                  ========== ==========
Shares used in per share
  calculations:
       Basic.....................    35,270     34,781
                                  ========== ==========
       Diluted...................    37,783     36,521
                                  ========== ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                            Three Months Ended
                                                                 March 31,
                                                        ----------------------
                                                        1999        1998
                                                        ----------  ----------
Cash flows from operating activities:
  Net income...........................................    $1,335      $7,927
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization.....................     3,166       1,701
     Provision for doubtful accounts...................    (1,509)        (54)
     Provision for excess and obsolete inventories.....   (12,030)      4,920
     Deferred income taxes.............................        35         948
  Changes in assets and liabilities:
     Trade accounts receivables........................     5,657      (4,025)
     Inventories.......................................     9,376     (18,729)
     Prepaid expenses and other assets.................      (132)       (408)
     Income taxes receivable...........................     3,450      19,014
     Trade accounts payable and other liabilities......    (7,440)      3,167
     Deferred income on distributor inventories........    (4,665)         --
                                                        ----------  ----------
       Net cash provided by operating
         activities....................................    (2,757)     14,461
                                                        ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment.................    (3,031)     (4,711)
   Purchases of short-term investments.................     1,450      (2,006)
                                                        ----------  ----------
     Net cash used in investing activities.............    (1,581)     (6,717)
                                                        ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock..............       153       2,394
   Proceeds from term loans and revolving credit
       facilities......................................    50,786      22,971
   Payments and maturities of term loans and
       revolving credit facilities.....................   (36,769)    (24,032)
   Repayments of capital lease financings..............      (103)       (219)
                                                        ----------  ----------
     Net cash provided by financing activities.........    14,067       1,114
                                                        ----------  ----------
Net increase in cash and cash equivalents..............     9,729       8,858
Cash and cash equivalents at beginning of period.......    24,621      85,929
                                                        ----------  ----------
Cash and cash equivalents at end of period.............   $34,350     $94,787
                                                        ==========  ==========

   The accompanying notes are an integral part of these consolidated condensed financial statements.

DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Report on Form 10-K (as amended by the Company's Report on Form 10-K/A) for the fiscal year ended December 31, 1998.

Operating results for the quarter ended March 31, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.


2.       INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                March 31,     December 31,
                                   1999           1998
                               ------------   ------------
Raw materials .............        $12,897        $17,388
Work in process............          8,062         20,739
Finished goods.............         30,587         10,765
                               ------------   ------------
                                   $51,546        $48,892
                               ============   ============


The Company evaluates it's inventory position on regular basis and as a result, has determined the it has inventory in excess of short-term needs at March 31, 1999. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and that a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.

3.      COMPUTATION OF NET INCOME PER SHARE

Basic earnings per share (EPS) is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.


The following is a reconciliation of the numerator (net income) and denominator (number of shares) used in the basic and diluted EPS calculation:
(Dollar amounts, in thousands)

                                  Three Months Ended
                                  March 31,
                                  ---------------------
                                  1999       1998
                                  ---------- ----------
Basic:
  Net income.....................    $1,335     $7,927
  Average Common
    Shares Outstanding...........    35,270     34,781
                                  ---------- ----------
Basic EPS........................     $0.04      $0.23
                                  ========== ==========

Diluted:
  Net income.....................    $1,335     $7,927
  Average Common
    Shares Outstanding...........    35,270     34,781
  Stock options..................     2,529      1,740
                                  ---------- ----------
Total shares.....................    37,799     36,521

Diluted EPS......................     $0.04      $0.22
                                  ========== ==========

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

The Company has been named as a defendant in a lawsuit filed on October 9, 1998 in the United States District Court for the Central District of California. Plaintiffs are the Recording Industry Association of America, Inc. (the "RIAA"), a trade organization representing recording companies and the Alliance of Artists and Recording Companies (the "AARC") an organization controlled by the RIAA which exists to distribute royalties collected by the copyright office. The complaint alleges that the Company's Rio product, a portable music player, is subject to regulation under the Audio Home Recording Act (the "AHRA") and that the device does not comply with the requirements of the AHRA. On October 16, 1998 a hearing was held and the Court issued a Temporary Restraining Order preventing the Company from manufacturing or distributing the Rio product for a period of ten days. On October 26, 1998 a hearing was held to determine if a Preliminary Injunction should be issued to further restrain the Company until the conclusion of the suit. The court denied the motion and refused to restrain the Company from manufacturing and distributing the Rio product. The RIAA has appealed the Court's ruling to the United States Court of Appeals for the Ninth Circuit. Briefing has been conducted and on April 15, 1999 oral argument was heard regarding the appeal. On November 30, 1998 the Company filed an answer to the complaint together with counterclaims alleging various antitrust, unfair competition and other claims for damages as well as counterclaims seeking a declaration the AHRA is unconstitutional. On April 26, 1999 a hearing on a motion to dismiss certain counterclaims was held. The Court granted the motion with respect to product defamation, trade libel and interference with prospective economic advantage. The Court is allowing the Company to replead these claims. No firm trial schedule has been established. No provision for any liability or loss that may result from adjudication or settlement of this action has been made in the accompanying consolidated financial statements.

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

5.      COMPREHENSIVE NET INCOME

        The Company has adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) effective December 31, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses that are excluded from net income in accordance with generally accepted accounting principles. For the three month periods ended March 31, 1998 and 1999, there are no material differences between comprehensive income and net income.


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


Net Sales

Net sales for the first quarter of 1999 decreased $42.2 million (23%) to $144.0 million compared to $186.2 million for the first quarter of 1998. The decrease in net sales was primarily attributable to reduced shipments of the Company's graphics accelerator products. This was partially offset by increased shipments of sound cards, as well as revenues from new products such as the Rio portable Internet music player and the HomeFree line of home networking products.

As a percentage of total net sales, international net sales represented 53% of net sales in the first quarter of 1999 compared to 46% of net sales in the first quarter of 1998. Sales declined 6% in Europe, 19% in other international markets (Asia and Latin America), and 34% in North America in the first quarter of 1999 compared to the first quarter of 1998. European sales were 42% of total net sales in the first quarter of 1999 compared to 34% in the first quarter of 1998. Other international sales were 11% of total net sales in the first quarter of 1999 compared to 10% for the first quarter of 1998.

Revenues from graphics accelerators declined in part due to reduced demand for entertainment specific products. In particular, demand for high performance 3D-only products declined, and such products are no longer being manufactured. In addition, while revenues from general purpose, high-performance graphics products did not change significantly from the first quarter of 1998 to the first quarter of 1999, revenues for low-end graphics accelerators declined significantly as more of these market requirements were met by the direct installation of graphics chips onto motherboards.

Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory
Levels") generally are maintained in a range of one to three months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply.
Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. In such situations, the Company has in the past attempted to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors.
Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In such an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high
Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net sales and gross profit. As planned, the Company has taken steps to bring its Channel Inventory Levels down to a more desirable level. This affected revenue in the third and fourth quarters of 1998 and to a lesser extent in the first quarter of 1999 due to lower shipment levels and price protection charges associated with aggressive pricing. While the Company believes that its Channel Inventory Levels for many of its products are appropriate at this time, there are certain products which currently have a Channel Inventory Level that is higher than desirable. The Company estimates and accrues for potential price protection charges on unsold channel inventory. However, there can be no assurance that these estimates or accruals will be sufficient. Should the estimates or accruals not be sufficient, additional price protection charges may be required, the result of which could have a material adverse effect on operating results during the second quarter of 1999.

Gross Margin

Gross profit for the first quarter of 1999 decreased $11.7
million to $29.9 million (20.8% of net sales) compared to $41.6 million (22.4% of net sales) in the first quarter of 1998. The decrease in gross margin (gross profit as a percent of net sales) in the first quarter of 1999 compared to the first quarter of 1998 was primarily caused by highly competitive pricing pressures in the market for mainstream and entertainment graphics accelerators. This was partially offset by improving margins on modem products and margins for new products that were higher than the Company average.

Research and Development

Research and development (R&D) expenses decreased $0.5 million (8.0%) to $6.5 million for the first quarter of 1999, compared to the first quarter of 1998. As a percentage of sales, R&D expenses were 4.5% and 3.8% in the first quarter of 1999 and 1998, respectively. This decrease in dollars spent was primarily due to expense reduction steps the Company has taken over the past few months, including a reduction in the number of graphics architectures the Company develops into finished products. This was partially offset by increased development costs for new product lines, especially the Rio line of portable Internet music players and the HomeFree line of networking products. The increase as a percentage of sales reflected lower overall net sales.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses decreased
$2.8 million (12.0%) to $20.4 million for the first quarter of 1999, compared to the first quarter of 1998. As a percentage of net sales, SG&A expenses were 14.1% and 12.4% in the first quarters of 1999 and 1998, respectively. The decreases in SG&A in absolute dollars for the first quarter of 1999, when compared to the first quarter of 1998, were primarily attributable to expense reduction measures the Company has taken over the past few months. In addition to reductions in infrastructure costs, the Company has spent less money promoting lower margin graphics products. This was partially offset by incremental selling and marketing costs associated with new product lines.

Amortization of Intangible Assets

The Company incurred amortization expense of $1.1 million in the first quarter of 1999 compared to $0.2 million in the first quarter of 1998. The increase in amortization expense is due to the amortization of the Company's purchase of Micronics in June 1998 and DigitalCast in September 1998.

Interest Income and Expense and Other Expense

Interest expense was $1.1 million in the first quarter of 1999 compared to $0.5 million in the first quarter of 1998. Interest income was $0.4 million in the first quarter of 1999 compared to $0.8 million in the first quarter of 1998. These changes were caused by lower cash balances available for investment and greater use of the Company's available lines of credit.

Other Income and Expense

Net other income was $0.7 million in the first quarter of 1999 compared to net other expense of $0.1 during the first quarter of 1998. The income in the first quarter of 1999 was primarily due to net foreign exchange gains and a non-recurring gain associated with a prior acquisition.

Provision for Income Taxes

        The Company's effective tax rate in both the first quarter of 1999 and the first quarter of 1998 was 30%. Differences from the statutory rate consisted principally of the effect of state income taxes, federal tax-exempt interest income and the research and development tax credit.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $9.7 million during the first quarter of 1999. Operating activities used $2.8 million in cash. The primary sources of cash were decreases in inventories, trade accounts receivable and income taxes receivable. Significant uses of cash include reductions to trade accounts payable and other liabilities, reduction in deferred income on distributor inventories, and reductions to the provisions for excess and obsolete inventory and doubtful accounts.

        The Company used $1.6 million in cash from investing activities. The primary investment was the purchase of $3.0 million in fixed assets, primarily due to the Company's continued investment in leveraging its new enterprise-wide business management, resource planning and decision support system. The Company converted to this new system in early October 1998. Net maturities of short-term investments yielded $1.5 million.

        Net cash provided by financing activities was $14.1 million. Primary sources of cash included $50.8 million from term loans and revolving credit facilities. These proceeds were partially offset by payments and maturities of term loans and revolving credit facilities of $36.8 million.

        At March 31, 1999, the Company had $34.4 million of cash and cash equivalents and $4.5 million of short-term investments. Further, as of such date, the Company had short-term lines of credit and bank credit facilities totaling $58.5 million, of which approximately
$0.9 million was unused and available. At March 31, 1999, the Company was in default with its loan covenants regarding liquidity. The Company is seeking to obtain waivers for this violation.

        The Company expects to spend approximately $10 million for capital equipment in 1999, principally relating to computer and office equipment and including, in particular, enhancements to its enterprise-wide business management, resource planning and decision support system.

        The Company believes that its cash balances and available credit under existing bank lines may not be sufficient to meet anticipated operating and investing requirements for the short term and accordingly, the Company is exploring various opportunities to obtain additional capital. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

YEAR 2000 COMPLIANCE

Many existing computer systems and applications, as well as numerous embedded control devices, use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, such systems, applications or control devices could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data and movement of both components and products. The Company recently completed the first phase of a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. At the end of the third quarter, the Company's operations were converted to this system on an integrated, worldwide basis. This effort was undertaken to significantly improve the tools and information available to manage the Company. These tools have the added benefit of managing data with dates beyond December 31, 1999 as indicated by the vendors. The Company continues to test such capabilities as part of its post-implementation process. This testing is on schedule to be completed during the second quarter of 1999. The Company's current estimate is that the costs specifically associated with this testing and validation process will not have a material adverse effect on the result of operations or financial position of the Company in any given year. Despite the Company's efforts to address the year 2000 impact on its internal systems, it is impossible to know with certainty the impact the year 2000 issue will have on the business and what additional expenses may be incurred. See "Certain Factors That May Affect Future Performance
- Information Technology and Telecommunications Systems."

In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. The Company is in the process of identifying significant external agents such as service providers, vendors, suppliers and customers and attempting to reasonably determine their ability to manage year 2000 issues.
All automated or electronic linkages between such external agents and the Company's internal systems are being tested as part of the internal systems test efforts.

The total costs associated with year 2000 compliance are not expected to be material to the company's financial position. The most significant cost was averted by the Company's otherwise planned ERP installation. Ongoing compliance efforts including IT systems testing and the review of external agents will be carried out in the normal course of business. The Company has not attempted to isolate and specifically identify total expenses associated with this effort. It is not possible for the Copmany to determine with certainty the impact of the year 2000 problem due to internal computer systems or external agents. The failure to correct a material year 2000 problem or to anticipate and mitigate a problem with an external agent could result in an interruption in or failure of normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Contingency plans will be developed if it appears the Company or its key external agents will not be year 2000 compliant, and such compliance is expected to have a material adverse impact on the Company's operations.


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

Other factors which may have a material adverse effect on the Company's future performance include the management of growth and change, rapid declines in the price of components used by the Company, latent defects that can exist in the Company's products, competition for the available supply of components, dependence on subcontract manufacturers, dependence on and development of adequate information technology systems, intellectual property rights and dependence on key personnel.

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

Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, the Company's customers may choose to draw down their inventory levels thereby adversely impacting the Company's revenue during the period of adjustment. The second and third quarters of 1997 comprised such a period due to the transition from older slower speed modems and 2D graphics products to new higher speed modems and 3D graphics products. In the transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port
(AGP), which began in 1997 and continued through 1998, controller and memory chip selection and the timely introduction of new products were critical factors. The Company was significantly affected by the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition in 1998, which resulted in significant pricing pressures on the Company's remaining PCI-based and SGRAM-based graphics inventory and by significant price protection claims associated with such price declines. Due to the continual evolution of the types of products sold by the Company, it is probable that transitions such as these will continue to have material and possible adverse effects on the Company's operating results.

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

Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in net sales in a given quarter may materially impact the Company's operating results and cash balances in a magnified way due to the Company's inability to adjust expenses or inventory levels during the quarter to match the level of net sales for the quarter. Excess inventory could also result in cash flow difficulties as well as added costs of goods sold and expenses associated with inventory write-offs or sell-offs. Conversely, in its efforts to adjust inventory levels to a slower order rate, the Company may overcorrect its component purchases and inventory levels, thereby experiencing periodic shortages of inventory and delivery delays, and negatively impacting its net sales, market share and customer satisfaction levels in the current quarter or in future quarters. There can be no assurances that such an occurrence will not adversely impact the Company's operating results.

Recently, the Company implemented a shift to a short cycle inventory model in an effort to reduce price protection and inventory value deflation as a result of rapid downturns in customer orders, competitors' actions or industry price trends. This is expected to result in less inventory being carried in Company warehouses and by distribution customers. Consequently, the Company may not be able to react quickly enough to sudden increases or shifts in demand for a given product with the result that revenue may suffer in relation to expectations or in relation to the market opportunity.

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

In addition, the Company's net sales, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by the Company, such as DRAM, SDRAM, SGRAM, RDRAM or flash memory, multimedia, communications, or networking controller chips or bundled third-party software applications decline more rapidly than the Company is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final end-user customer. The Company experienced such declining prices and reduced margins in the second and third quarters of 1998 due to the effect of product transitions, including the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition, as well as the effect of an oversupply of SDRAM memory in the market. Competition from products based on SDRAM memory, which has lower manufacturing costs than SGRAM-based products, resulted in sharply declining selling prices for SGRAM-based products. This led to material charges for declining inventory values and price protection for channel inventory. These charges had a material adverse effect on revenues, operating margins and operating results. Conversely, an increase in the price of semiconductor components that are in scarce supply, such as high-speed DRAMs, may adversely impact the Company's gross margins due to higher unit costs, and a decrease in the supply of such semiconductor components may adversely impact the Company's net sales due to lower unit shipments.

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

Management of Growth

In recent years, the Company has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion in scope has resulted in a need for significant investment in infrastructure, process development and information systems. This requirement includes, without limitation: securing adequate financial resources to successfully integrate and manage the changing businesses and acquired companies; retention of key employees; integration of management information, product data management, control, accounting, telecommunications and networking systems; establishment of a significant worldwide web and e-commerce presence; consolidation of geographically dispersed manufacturing and distribution facilities; coordination of suppliers; rationalization of distribution channels; establishment and documentation of business processes and procedures; and integration of various functions and groups of employees. Each of these requirements poses significant, material challenges.

The Company completed a tender offer for Micronics Computers, Inc. during the second quarter of 1998. In addition to managing the changing business of the Company and its previous acquisitions, the Company must integrate and manage the business of Micronics with that of the Company. Furthermore, Micronics was primarily a manufacturer of computer motherboards, a line of products that the Company has not previously offered for sale. The Company faces significant challenges in terms of manufacturing, engineering, sales, marketing, and logistics with respect to integrating the products and business of Micronics with similar functions of the Company. There can be no assurance that the Company will be able to successfully integrate the operations of Micronics. If the Company fails to successfully integrate Micronics into the operations of the Company, there will likely be a material adverse impact on the operating results of the Company. Even if the integration is successfully achieved, there can be no assurance that the cost of such integration will not materially and adversely affect the Company's operating results, or that the Company will be able to make a satisfactory return on such costs.

In the fourth quarter of 1998, the Company commenced manufacturing and shipping its first finished consumer electronics product, Rio, a portable Internet music player. Also during the fourth quarter of 1998, the Company commenced manufacturing and shipping the HomeFree wireless line of home networking products. The Company commenced manufacturing and shipping the HomeFree phoneline-based home networking products in January 1999. These products pose new design, manufacturing and customer support issues to the Company and there can be no assurance that the Company can successfully meet these challenges, generate customer demand for such products or satisfy customer demand for the products. There can also be no assurance that the cost associated with of meeting such challenges and satisfying demand will not have a material adverse impact on the Company's operating results in future periods.

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

In the transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and continued through 1998, controller and memory chip selection and the timely introduction of new products have been and will continue to be critical factors. The Company saw the effects of the PCI-to-AGP graphics bus transition and the SGRAM-to- SDRAM memory transition in the second and third quarters of 1998, which resulted in significant price reductions for the Company's PCI-based and SGRAM-based graphics inventory and the inventory of such products in the distribution channel. As a result, the net sales and gross margins of the Company were materially and adversely affected by declining prices for the PCI-based and SGRAM-based products, and there were significant price protection claims associated with such price declines. In the transition from the proprietary K56flex and x2 protocols (56Kbps) to the international standard V.90 protocol (56Kbps), the chip selection to implement and deploy such standard and the industry alliances to generate revenue and market share have been critical factors. The Company currently faces similar standards-setting issues in the areas of home networking, broadband modems and Internet audio. There can be no assurance that the Company will select the proper chips, software and protocols to implement and support its efforts in developing new products or targeting new markets or that the Company will execute its strategies in a timely manner.

Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain a product advantage or increase their market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name and ability to command retail shelf space and OEM design wins in future periods. Moreover, because of the short product life cycles coupled with the long lead times for procuring many of the components used in the Company's products, the Company may not be able, in a timely manner, or at all, to reduce its component procurement commitments, software license commitments, production rates or inventory levels in response to unexpected delays in product launch, shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if such demand increases are in a new product or new technology area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product or component unavailability. For example, the timing and speed of the PCI-to-AGP bus transition and the SGRAM-to-SDRAM memory transition led to an excess inventory of PCI and SGRAM-based products at the Company and in the distribution channel which in turn resulted in lower average selling prices, lower gross margins, end-of-life inventory write-offs, and higher price protection charges during the second and third quarters of 1998. Further, the falling demand for and excess supply of Monster 3D II and competitive 3D gaming products in the channel during the third quarter of 1998 resulted in rapidly declining revenue and prices vis-a-vis the second quarter of 1998, and the resulting price protection for this class of product in the third quarter of 1998. The Company estimates and accrues for potential inventory write-offs and price protection charges. There can be no assurance that these estimates and accruals will be sufficient in future periods, or that additional inventory write-offs and price protection charges will not be required. The impact of these charges on the Company's operating results in 1998 and the first quarter of 1999 were material and adverse. Any similar occurrence in the future could have a material effect on operating results in such future operating periods.

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

If the Company or any of its competitors were to announce a product that the market viewed as having more desirable features or pricing than the Company's existing products, demand for the Company's existing products could be curtailed, even though the new product is not yet available. For example, in the second quarter of 1998, the Company's next-generation SDRAM-based graphics accelerators had a memory cost component roughly half that of SGRAM-based graphics accelerators. Market anticipation of new product releases such as these, as well as similar competitive releases, reduced demand for the Company's SGRAM based graphics products and materially and adversely affected the Company's operating results for the second and third quarters of 1998. Similar results may occur during the second quarter of 1999 as the market anticipates new 32-megabyte graphics accelerators. Similarly, if the Company's customers anticipate that the Company may reduce its prices in the near term, they might postpone their purchases until such price reductions are effected, reducing the Company's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, although potentially positive in the longer term, can negatively impact the Company's operating results in the short term. This factor constitutes an exceptionally difficult-to- manage characteristic of the Company's graphics business due to the rapid six-month product cycles that typify the current 3D graphics market.

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

Dependence on Graphics and Multimedia Accelerator Market

Sales of graphics and video accelerator subsystems accounted for greater than 77% and 75% of the Company's net sales in 1998 and 1997, respectively, and 54% in the first quarter of 1999.
Although the Company has introduced audio subsystems, has entered the PC modem and home networking markets, and has entered into the PC consumer electronics market with its Rio Internet music player, graphics and video accelerator subsystems are expected to continue to account for a majority of the Company's sales for the foreseeable future. A decline in demand or average selling prices for graphics and video accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer motherboards or otherwise, would have a material adverse effect on the Company's sales and operating results.

Migration to Personal Computer Motherboards

The Company's graphics and multimedia accelerator subsystems are individual products that function within personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing such functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. While the Company expects that such migration will not occur in a substantial way with 3D graphics or Intel's accelerated graphics port (AGP) in the near term due to the new, rapidly changing technologies in these areas, the Company recognizes that such migration could occur with respect to the functionality provided by some of the Company's current products, and with 3D graphics and the AGP bus over the longer term. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems and connectivity configuration, such as 3D graphics, 3D audio, and communications, there can be no assurance that the incorporation of new multimedia functions onto personal computer motherboards or into CPU microprocessors, such as under Intel's MMX, Whitney or AGP technologies, will not adversely affect the future market for the Company's products. In large part, the continuation of a robust market for add-in graphics and video subsystems may depend on the timing and market acceptance of 3D graphics and digital video acceleration. This, in turn, may depend on the availability of compelling 3D and digital video content, including games and entertainment, broadcast digital video, PC videophones, desktop video conferencing, and digital video, audio and 3D VRML graphics on the Internet. Similarly, the robustness of the communications market may depend largely on the widespread adoption of digital subscriber line (xDSL) and cable modem technologies in both client-side modems attached to the PC and server-side modems provided by Internet Service Providers and telephone network central offices, and the emergence of a robust, growing home networking market. The timing of major xDSL, cable modem and home networking technology introductions, and the market acceptance of these new technologies and standards, are beyondthe control of the Company.

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

Competition

The market for the Company's products is highly competitive. The Company competes directly against a large number of suppliers of multimedia and connectivity products for the PC such as Matrox Graphics Inc., 3Dfx, Creative Technologies Inc., 3Com Corporation, and ATI Technologies Inc., and indirectly against PC systems OEMs to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by the Company's products. In certain markets where the Company is a relatively new entrant, such as modems, home networking, sound cards, and consumer electronics Internet music players, the Company may face dominant competitors including 3Com (home networking and modems), Creative Technologies, Inc. (sound cards, modems and Internet music players), Intel (home networking) and Sony Corp. (consumer electronic music players). In addition, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, CPU or motherboard markets) emerge as competitors across broader or more integrated product categories.

In addition, manufacturers of chipsets or other components used in the Company's products could become future competitors of the Company to the extent that such manufacturers elect to integrate forward into the add-in subsystem or value-added software market (for example, the acquisition of STB Systems by 3Dfx), or as multimedia chipset manufacturers provide increasingly higher quality and more sophisticated software to their chipset customers, including subsystem suppliers competitive to the Company. Also, certain of the Company's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources relative to the Company, and many have long- standing market positions and established brand names in their respective markets. In addition, certain of the Company's current and potential competitors also have a competitive cost advantage as a result of being located in areas that impose significantly lower taxes than the United States or offer a substantially lower cost of labor or provide governmental subsidies, such as research and development and training funds. Many of the Company's current and potential competitors also design and manufacture their own graphics, video, sound, modem, home networking, or other multimedia and connectivity processing chipsets. While the Company believes that its semiconductor vendor flexibility enables it to select, within certain limits, from among the most advanced and price competitive chipsets available on the open market, the captive semiconductor operations of certain of the Company's current and potential competitors could provide them with significant advantages, including greater control over semiconductor architecture and technology, component design, component performance, systems and software design, time to market, availability and cost.

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

Product Returns; Price Protection

The Company frequently grants limited rights to customers to return certain unsold inventories of the Company's products in exchange for new purchases ("Stock Rotation"), as well as price protection on unsold inventory. Moreover, certain of the Company's retail customers will readily accept returned products from their own retail customers, and these returned products are, in turn, returned to the Company for credit. The Company estimates returns and potential price protection on unsold channel inventory. The Company accrues reserves for estimated returns, including warranty returns, and price protection, and since the fourth quarter of 1998, reserves the gross margin associated with channel inventory levels that exceed four weeks of demand. The Company experienced significant price protection charges due to the transition from PCI to AGP-based graphics accelerators and from SGRAM to SDRAM-based graphics accelerators during the second, third and fourth quarters of 1998. Moreover, the Company experienced significant price and revenue erosion and associated price protection on its Monster 3D II product line in the third and fourth quarter of 1998 as demand for that class of product declined, and market prices also declined significantly. The Company may be faced with further significant price protection charges as the Company and its competitors move to reduce channel inventory levels of current products, such as the Viper V550, as new product introductions are made. However, there can be no assurance that any estimates, reserves or accruals will be sufficient or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of Stock Rotation or price protection, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of the Company's products, the evolving markets for new multimedia and connectivity technologies such as cable or xDSL modems, portable digital music players and 3D graphics technologies, and the difficulty in predicting future sales through the distribution channels to the final end customer, all increase the risk that new product introductions, price reductions by the Company or its competitors, or other factors affecting the personal computer and add-in subsystems industry could result in significant and unforeseen product returns, with such returns creating a material adverse effect on the Company's financial performance. In addition, there can be no assurance that new product introductions by competitors, particularly in the rapidly changing market for Internet appliances, or other market factors, such as the integration of graphics and video acceleration by OEMs onto system motherboards, will not require the Company to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon the Company's gross margins.

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

Risks of International Sales

The Company's international sales are subject to a number of risks generally associated with international business operations, including the effect on demand for the Company's products in international markets as a result of a strengthening or weakening U.S. dollar, the effect of currency fluctuations on consolidated multinational financial results, any state- imposed restrictions on the repatriation of funds, any import and export duties and restrictions, certain international economic conditions, the expenses, time and technical resources required to localize the Company's various products and to support local languages, the logistical difficulties of managing multinational operations and dispersed product inventory designed or manufactured to meet specific countries' requirements, and the delays and expenses associated with homologating the Company's telecommunications products and securing the necessary governmental approvals for shipment to various countries.

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

Information Technology and Telecommunications Systems

The Company is currently making significant investments in establishing systems, processes and procedures to more efficiently and effectively manage its worldwide business and enable communications and data sharing among its employees and various business units. This effort comprises a significant investment of expense and capital funds, as well as a drain on management resources, for the installation of information technology ("IT"), network and telecommunications equipment and IT applications. As part of this program to install IT systems throughout the Company, management has begun installation of an enhanced enterprise-wide business management, resource planning and decision support application. Further, in order to more effectively manage the Company's business and avert Year 2000 issues, the Company is implementing this new ERP application and the associated processes and procedures and installing the associated IT equipment in order for it to be fully operational no later than by the middle of 1999. Associated with this, the Company is implementing e-comerce, product data management and customer support system upgrades. Such efforts are expected to comprise a further substantial investment of capital, expenses and management resources by the Company.

Year 2000 Compliance

Many existing computer systems and applications, as well as numerous embedded control devices, use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, such systems, applications or control devices could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data and movement of both components and products. The Company recently completed the first phase of a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. At the end of the third quarter, the Company's operations were converted to this system on an integrated, world-wide basis. This effort was undertaken to significantly improve the tools and information available to manage the Company. These tools have the added benefit of managing data with dates beyond December 31, 1999 as indicated by the vendors. The Company continues to test such capabilities as part of its post-implementation process. This testing is expected to be completed during the second quarter of 1999. The Company's current estimate is that the costs specifically associated with this testing and validation process will not have a material adverse effect on the result of operations or financial position of the Company in any given year. Despite the Company's efforts to address the year 2000 impact on its internal systems, it is impossible to know with certainty the impact the year 2000 issue will have on the business and what additional expenses may be incurred. See "-Information Technology and Telecommunications Systems."

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

The total costs associated with year 2000 compliance are not expected to be material to the company's financial position. The most significant cost was averted by the Company's otherwise planned ERP installation. Ongoing compliance efforts including IT systems testing and the review of external agents will be carried out in the normal course of business. The Company has not attempted to isolate and specifically identify total expenses associated with this effort. It is not possible for the Copmany to determine with certainty the impact of the year 2000 problem due to internal computer systems or external agents. The failure to correct a material year 2000 problem or to anticipate and mitigate a problem with an external agent could result in an interruption in or failure of normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Contingency plans will be developed if it appears the Company or its key external agents will not be year 2000 compliant, and such compliance is expected to have a material adverse impact on the Company's operations.

Capital Needs

There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required or that any required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company. The Company believes that its cash balances and available credit under existing bank lines may not be sufficient to meet anticipated operating and investing requirements for the short term and accordingly, the Company is exploring various opportunities to obtain additional capital. Any shortfall in capital resources compared to the Company's level of operations or any inability to secure additional capital as needed could impair the Company's ability to finance inventory, accounts receivable and other operational needs. Such capital limitations could also impair the Company's ability to invest in research and development, improve customer service and support, deploy information technology systems, and expand manufacturing and other operations, including investments in the Company's new business areas. Failure to keep pace with competitive requirements in any of these areas could have a material adverse effect on the Company's business and operating results. Moreover, any need to raise additional capital through the issuance of equity or debt securities may result in additional dilution to earnings per share.

Proprietary Rights

While the Company had 17 issued U.S. Patents and 20 pending U.S. Patent Applications at March 31, 1999, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, the Company from time to time is subject to legal claims asserting that the Company has violated the proprietary rights of third parties. In the event that a third party was to sustain a valid claim against the Company, and any required licenses were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost and diversion of the resources of the Company, may also be necessary to enforce proprietary rights of the Company or to defend the Company against claimed infringement of the proprietary rights of others.

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

The Company has been named as a defendant in a lawsuit filed on October 9, 1998 in the United States District Court for the Central District of California. Plaintiffs are the Recording Industry Association of America, Inc. (the "RIAA"), a trade organization representing recording companies and the Alliance of Artists and Recording Companies (the "AARC") an organization controlled by the RIAA which exists to distribute royalties collected by the copyright office. The complaint alleges that the Company's Rio product, a portable music player, is subject to regulation under the Audio Home Recording Act (the "AHRA") and that the device does not comply with the requirements of the AHRA. On October 16, 1998 a hearing was held and the Court issued a Temporary Restraining Order preventing the Company from manufacturing or distributing the Rio product for a period of ten days. On October 26, 1998 a hearing was held to determine if a Preliminary Injunction should be issued to further restrain the Company until the conclusion of the suit. The court denied the motion and refused to restrain the Company from manufacturing and distributing the Rio product. The RIAA has appealed the Court's ruling to the United States Court of Appeals for the Ninth Circuit. Briefing has been conducted and on April 15, 1999 oral argument was heard regarding the appeal. On November 30, 1998 the Company filed an answer to the complaint together with counterclaims alleging various antitrust, unfair competition and other claims for damages as well as counterclaims seeking a declaration the AHRA is unconstitutional. On April 26, 1999 a hearing on a motion to dismiss certain counterclaims was held. The Court granted the motion with respect to product defamation, trade libel and interference with prospective economic advantage. The Court is allowing the Company to replead these claims. No firm trial schedule has been established. No provision for any liability or loss that may result from adjudication or settlement of this action has been made in the accompanying consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.



PART II - OTHER INFORMATION

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

The Company has been named as a defendant in a lawsuit filed on October 9, 1998 in the United States District Court for the Central District of California. Plaintiffs are the Recording Industry Association of America, Inc. (the "RIAA"), a trade organization representing recording companies and the Alliance of Artists and Recording Companies (the "AARC") an organization controlled by the RIAA which exists to distribute royalties collected by the copyright office. The complaint alleges that the Company's Rio product, a portable music player, is subject to regulation under the Audio Home Recording Act (the "AHRA") and that the device does not comply with the requirements of the AHRA. On October 16, 1998 a hearing was held and the Court issued a Temporary Restraining Order preventing the Company from manufacturing or distributing the Rio product for a period of ten days. On October 26, 1998 a hearing was held to determine if a Preliminary Injunction should be issued to further restrain the Company until the conclusion of the suit. The court denied the motion and refused to restrain the Company from manufacturing and distributing the Rio product. The RIAA has appealed the Court's ruling to the United States Court of Appeals for the Ninth Circuit. Briefing has been conducted and on April 15, 1999 oral argument was heard regarding the appeal. On November 30, 1998 the Company filed an answer to the complaint together with counterclaims alleging various antitrust, unfair competition and other claims for damages as well as counterclaims seeking a declaration the AHRA is unconstitutional. On April 26, 1999 a hearing on a motion to dismiss certain counterclaims was held. The Court granted the motion with respect to product defamation, trade libel and interference with prospective economic advantage. The Court is allowing the Company to replead these claims. No firm trial schedule has been established. No provision for any liability or loss that may result from adjudication or settlement of this action has been made in the accompanying consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

        Pursuant to Rule 14a-4(c)(1) under the Securities and Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non-Rule 14a-8 stockholder proposal raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless the stockholder has notified the Company of such proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1999 annual meeting of stockholders on April 26, 1999, the deadline for receipt of any such stockholder proposal for the 2000 annual meeting of stockholders is March 12, 1999.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibit

Exhibit #       Description of Document

10.1 Line of Credit Agreement between the Registrant and FINOVA Capital dated January 21, 1999.

27.1            Financial Data Schedule


B.      Reports on Form 8-K

None



SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DIAMOND MULTIMEDIA SYSTEMS, INC.



Date:   May 12, 1999            /s/  William J. Schroeder
                                William J. Schroeder
                                President and Chief Executive Officer


Date:   May 12, 1999            /s/  James M. Walker
                                James M. Walker
                                Senior Vice President and Chief Financial
                                Officer