Form 10-Q
period 1999-06-30
DIAMOND MULTIMEDIA SYSTEMS INC
filed 1999-08-13
CIK 936734

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares outstanding of the registrant's common stock at June 30, 1999 was 35,645,949.

DIAMOND MULTIMEDIA SYSTEMS, INC.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION:

ITEM 1 - Financial Statements

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998

Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and June 30, 1998

Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 1998

Notes to Consolidated Financial Statements

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 - Qualitative and Quantitative Disclosures of Market Risk


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

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements


                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       June 30,    December 31,
                                                        1999          1998
                                                    ------------  ------------
                               ASSETS
Current assets:
  Cash and cash equivalents........................     $15,653       $24,621
  Restricted cash..................................      $4,750        $5,500
  Short-term investments...........................       1,001         5,951
  Trade accounts receivable, net of allowance
    for doubtful accounts of $1,199 and $2,096
    as of June 30, 1999 and December 31, 1998.          119,607        94,027
  Inventories......................................      46,504        48,892
  Prepaid expenses and other current assets........       8,698        13,041
  Income taxes receivable..........................       6,691         9,735
  Deferred income taxes............................      54,075        50,071
                                                    ------------  ------------
       Total current assets........................     256,979       251,838
  Property, plant and equipment, net...............      29,017        27,288
  Other assets.....................................       1,350         1,415
  Goodwill and other intangibles, net..............      24,157        26,369
                                                    ------------  ------------
       Total assets................................    $311,503      $306,910
                                                    ============  ============

                             LIABILITIES
Current liabilities:
  Current portion of long-term debt................     $61,563       $45,516
  Trade accounts payable...........................      80,225        75,727
  Accrued liabilities..............................      19,437        21,979
  Deferred income..................................       2,125         7,200
  Income taxes payable.............................       8,203         8,568
                                                    ------------  ------------
       Total current liabilities...................     171,553       158,990
Long-term debt, net of current portion.............       1,413         1,550
                                                    ------------  ------------
       Total liabilities...........................     172,966       160,540
                                                    ------------  ------------
                        STOCKHOLDERS' EQUITY
Preferred stock, par value $.001; Authorized -
   8,000 shares at September 30, 1998 and
   December 31, 1997; none issued and outstanding..        --            --
Common stock, par value $.001;
  Authorized - 75,000 at June 30, 1999 and
  December 31, 1998; Issued and outstanding -
  35,646 at June 30, 1999 and 35,244 at
  December 31, 1998................................          36            35
Additional paid-in capital.........................     314,803       313,214
Distributions in excess of net book value..........     (56,775)      (56,775)
Accumulated deficit................................    (119,527)     (110,104)
                                                    ------------  ------------
   Total stockholders' equity......................     138,537       146,370
                                                    ------------  ------------
     Total liabilities and stockholders' equity....    $311,503      $306,910
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

                DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                  --------------------- ---------------------
                                     1999       1998       1999       1998
                                  ---------- ---------- ---------- ----------
Net sales........................  $128,748   $172,347   $272,734   $358,543
Cost of sales....................   109,647    151,884    223,740    296,454
                                  ---------- ---------- ---------- ----------
      Gross profit...............    19,101     20,463     48,994     62,089
                                  ---------- ---------- ---------- ----------

Operating expenses:
  Research and development.......     7,680      7,168     14,222     14,260
  Selling, general and
    administrative...............    25,224     23,747     45,581     46,905
  Amortization of intangibles....     1,089        244      2,178        488
  Restructuring expenses.........      --        1,384       --        1,384
                                  ---------- ---------- ---------- ----------
       Total operating expenses..    33,993     32,543     61,981     63,037
                                  ---------- ---------- ---------- ----------
Income (loss) from operations....   (14,891)   (12,080)   (12,987)      (948)
Interest income, net.............    (1,221)       157     (1,960)       493
Other income (expense), net......       744         89      1,485        (55)
                                  ---------- ---------- ---------- ----------
Income (loss) before provision
  (benefit) from income taxes....   (15,369)   (11,834)   (13,462)      (510)
Provision (benefit) from income
  taxes..........................    (4,611)    (3,550)    (4,039)      (153)
                                  ---------- ---------- ---------- ----------
Net income (loss)................  ($10,758)   ($8,284)   ($9,423)     ($357)
                                  ========== ========== ========== ==========

Net income (loss) per share:
       Basic.....................    ($0.30)    ($0.24)    ($0.27)    ($0.01)
       Diluted...................    ($0.30)    ($0.24)    ($0.27)    ($0.01)

Shares used in per share
  calculations:
       Basic.....................    35,469     34,991     35,370     34,799
       Diluted...................    35,469     34,991     35,370     34,799

  The accompanying notes are an integral part of these consolidated condensed financial statements.

               DIAMOND MULTIMEDIA SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                           Six Months Ended
                                                               June 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
Cash flows from operating activities:
  Net loss.............................................    (9,423)      ($357)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization.....................     6,301       3,543
     Provision for doubtful accounts...................      (896)     (2,053)
     Provision for excess and obsolete inventories.....   (14,164)    (10,851)
     Loss on disposal of fixed assets..................         5          --
     Deferred income taxes.............................    (4,004)         --
  Changes in assets and liabilities:
     Trade accounts receivables........................   (24,684)     (1,112)
     Inventories.......................................    16,553        (103)
     Prepaid expenses and other assets.................     4,408      (2,159)
     Income taxes receivable...........................     3,044      18,308
     Trade accounts payable and other liabilities......     1,841       1,560
     Deferred income on distributor inventories........    (5,075)         --
                                                        ----------  ----------
       Net cash provided by (used in) operating
         activities....................................   (26,094)      6,776
                                                        ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment.................    (5,824)     (9,940)
   Liability for purchase of Micronics, net of
        net assets acquired............................        --      10,970
   Other equity investments............................        --      (1,150)
   Purchases of short-term investments.................     4,950      (1,937)
                                                        ----------  ----------
     Net cash used in investing activities.............      (874)     (2,057)
                                                        ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock..............     1,340       5,146
   Repurchases of common stock.........................        --          (1)
   Proceeds from term loans and revolving credit
       facilities......................................    60,821      54,024
   Payments and maturities of term loans and
       revolving credit facilities.....................   (44,779)    (40,253)
   Redemption of restricted certificates of deposit....       750          --
   Repayments of capital lease financings..............      (132)       (427)
                                                        ----------  ----------
     Net cash provided by financing activities.........    18,000      18,489
                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents...    (8,968)     23,208
Cash and cash equivalents at beginning of period.......    24,621      85,929
                                                        ----------  ----------
Cash and cash equivalents at end of period.............    15,653    $109,137
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

Operating results for the three and six month periods ended June 30, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

2.      INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):


                                 June 30,     December 31,
                                   1999           1998
                               ------------   ------------
Raw materials .............        $18,198        $17,388
Work in process............         10,074         20,739
Finished goods.............         18,232         10,765
                               ------------   ------------
                                   $46,504        $48,892
                               ============   ============


The Company evaluates its inventory position on a regular basis and as a result, has determined it has inventory in excess of short term needs as of June 30, 1999. Management has developed a program to reduce this inventory to desired levels over the near term; however, it is reasonably possible that the program will not be wholly successful and that a material loss could ultimately result on the disposal of this inventory. No estimate can be made of the range of amounts of such loss.

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

                                   Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                  --------------------- ---------------------
                                     1999       1998       1999       1998
                                  ---------- ---------- ---------- ----------
Basic:
  Net income (loss)..............  ($10,758)   ($8,284)   ($9,423)     ($357)
  Average Common
    Shares Outstanding...........    35,469     34,991     35,370     34,799
                                  ---------- ---------- ---------- ----------
Basic EPS........................    ($0.30)    ($0.24)    ($0.27)    ($0.01)
                                  ========== ========== ========== ==========

Diluted:
  Net income (loss)..............  ($10,758)   ($8,284)   ($9,423)     ($357)
  Average Common
    Shares Outstanding...........    35,469     34,991     35,370     34,799
  Stock options..................      --         --         --         --
                                  ---------- ---------- ---------- ----------
Total shares.....................    35,469     34,991     35,370     34,799

Diluted EPS......................    ($0.30)    ($0.24)    ($0.27)    ($0.01)
                                  ========== ========== ========== ==========

Common equivalent shares (in thousands) of 1,790 and 2,160 for the three and six month periods ending June 30, 1999, respectively, and common equivalent shares of 745 and 1,243 for the three and six month periods ending June 30, 1998, respectively, have been excluded from the calculation of dilituve earnings per share as their effect is anti-dilutive.

4. S3 MERGER

Diamond and S3 Incorporated, a Delaware corporation ("S3"), have entered into an Agreement and Plan of Merger, dated as of June 21, 1999 (the "Merger Agreement"), whereby a wholly-owned subsidiary of S3 ("Merger Sub") will be merged with and into Diamond, with Diamond as the surviving entity (the "Merger"). As a result of the Merger, the outstanding shares of Diamond Common Stock will be converted into shares of S3 Common Stock at an exchange ratio equal to 0.52 share of S3 Common Stock for each share of Diamond Common Stock. As a result of the Merger, Diamond will become a wholly-owned subsidiary of S3, and Diamond's board of directors will consist of the directors of Merger Sub immediately prior to the effective time of the Merger. The closing of the Merger is subject to certain conditions, including the approval of the Common Stock holders of Diamond and S3 and the receipt of customary antitrust clearance. In July 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired.

S3 and Diamond entered into a Credit Agreement, dated as of June 10, 1999, and amended on June 14, 1999, pursuant to which S3 made three (3) separate loans to Diamond in an aggregate amount of $20.0 million. In connection with these loans, Diamond issued to S3 three (3) warrants to purchase an aggregate of 4,597,871 shares of Diamond Common Stock at exercise prices ranging from $4.18 to $4.471875 per share.

Because of Diamond's liquidity position and resulting cash constraints, which resulted from its working capital requirements and continued investments in new product lines such as the Rio Internet audio player and HomeFree line of home networking products, in July 1999, Diamond assigned its rights to acquire OneStep, LLC to S3, and S3 acquired OneStep for approximately $10.0 million in cash. OneStep is a software development company that supplies the Rio Audio Manager for Diamond's Rio Internet audio players. Under its agreements with S3, Diamond is currently funding the operating expenses of OneStep, and S3 has licensed to Diamond's wholly-owned subsidiary, RioPort.com, Inc., OneStep's intellectual property. Diamond currently intends to carve out RioPort as an independently managed company funded by outside investors, while maintaining a substantial equity position in RioPort. At the same time as RioPort's planned venture capital financing, Diamond and S3 intend that S3 will sell OneStep to RioPort in exchange for cash and shares of RioPort stock.

5.      LITIGATION

The Company has been named as a defendant in several putative class action lawsuits which were filed in June and July of 1996 and June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of the Company are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities law and California law. The plaintiffs allege that the Company and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. The Company believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. No trial date has been set for any of these actions.

On August 4, 1999, a purported class action complaint was filed against the Company and the members of its Board of Directors. The complaint purports to be brought on behalf of all the stockholders of the Company. The complaint arises out of the pending merger of the Company with S3. The complaint alleges that the Company and the members of the Board of Directors breached their fiduciary duties to the stockholders by failing to obtain reasonable consideration for the Company's stockholders in the S3 transaction. The complaint seeks an injunction against the transaction, rescission of the transaction, compensatory damages, and other remedies. The defendants have not yet responded to the complaint. No trial date or other schedule has been established in this matter.

On April 23, 1999, 3Dfx Interactive, Inc. ("3Dfx") filed a lawsuit against the Company for breach of contract based upon unpaid invoices in the amount of $3,895,225. On June 4, 1999 the Company filed an answer and cross-complaint alleging breach of contract, breach of the implied covenant of good faith and fair dealing, breach of implied warranty and negligence. The Company's cross-claim seeks offsets totaling $4,868,035 for (1) 3Dfx's breach of an agreement to provide price advantages and other "most favored customer" terms to the Company and (2) defective 3Dfx product. These damages totally offset the amount claimed by 3Dfx for unpaid invoices and result in a net claim of $941,155 by the Company. At the time it filed its complaint, 3Dfx sought to attach Company assets worth $3,895,225.00. On June 16, 1999 the court issued a right to attach order in the amount of $2,859,035. The Company thereafter substituted a bond for the attached property, and all attached assets were released. Although discovery has commenced, the parties are pursuing a mediation of their dispute. The Company has amended its cross-complaint to seek an accounting of 3Dfx's business records to facilitate the determination of the Company's damages. No trial date has been set.

Sega initiated a claim for arbitration in Tokyo, Japan against the Company in December 1998. The claim arises out of an agreement entered into between Sega and the Company in September 1995, in which Sega agreed to provide the Company with Sega game software that the Company would bundle with its 3-D graphics board "The Edge." Sega claims that the Company breached the parties' agreement by failing to pay Sega a contractual minimum royalty fee for the games as set forth in the agreement. Sega claims as damages unpaid royalties and pre-judgment interest of approximately twelve million dollars ($12,000,000). On
May 28, 1999, the Company responded to Sega's claims by filing an answer in which it denied the material allegations of Sega's claims. The Company will file a supplemental brief on these issues with the arbitration panel on or before August 23, 1999. A hearing on the merits of this action is currently scheduled for September 2, 1999.
The Company contests the material allegations of Sega's claims. In addition, the Company has pleaded that Sega's failure to provide it with 3-D optimized game software on a timely basis adversely affected sales of The Edge. The Company claims that these lost sales and profits therefrom should provide an offset to Sega's claims in the arbitration.

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

The ultimate outcome of the actions described above cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying financial statements.

On August 2, 1999, the Company and the Recording Industry Association of America, Inc. (the "RIAA") entered into a settlement, pursuant to which the lawsuit filed by the RIAA against the Company is to be dismissed. The Company and the RIAA have announced the mutually satisfactory resolution of outstanding legal issues. The terms of the settlement are confidential.

6.      COMPREHENSIVE NET INCOME

The Company has adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) effective December 31, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses that are excluded from net income in accordance with generally accepted accounting principles. For the three-month and six-month periods ended June 30, 1998 and 1999, there are no material differences between comprehensive income and net income.

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

S3 Merger

Diamond and S3 Incorporated, a Delaware corporation ("S3"), have entered into an Agreement and Plan of Merger, dated as of June 21, 1999 (the "Merger Agreement"), whereby a wholly-owned subsidiary of S3 ("Merger Sub") will be merged with and into Diamond, with Diamond as the surviving entity (the "Merger"). As a result of the Merger, the outstanding shares of Diamond Common Stock will be converted into shares of S3 Common Stock at an exchange ratio equal to 0.52 share of S3 Common Stock for each share of Diamond Common Stock. As a result of the Merger, Diamond will become a wholly-owned subsidiary of S3, and Diamond's board of directors will consist of the directors of Merger Sub immediately prior to the effective time of the Merger. The closing of the Merger is subject to certain conditions, including the approval of the Common Stock holders of Diamond and S3 and the receipt of customary antitrust clearance. In July 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired.

S3 and Diamond entered into a Credit Agreement, dated as of June 10, 1999, and amended on June 14, 1999, pursuant to which S3 made three (3) separate loans to Diamond in an aggregate amount of $20.0 million. In connection with these loans, Diamond issued to S3 three (3) warrants to purchase an aggregate of 4,597,871 shares of Diamond Common Stock at exercise prices ranging from $4.18 to $4.471875 per share.

Because of Diamond's liquidity position and resulting cash constraints, which resulted from its working capital requirements and continued investments in new product lines such as the Rio Internet audio player and HomeFree line of home networking products, in July 1999, Diamond assigned its rights to acquire OneStep, LLC to S3, and S3 acquired OneStep for approximately $10.0 million in cash. OneStep is a software development company that supplies the Rio Audio Manager for Diamond's Rio Internet audio players. Under its agreements with S3, Diamond is currently funding the operating expenses of OneStep, and S3 has licensed to Diamond's wholly-owned subsidiary, RioPort.com, Inc., OneStep's intellectual property. Diamond currently intends to carve out RioPort as an independently managed company funded by outside investors, while maintaining a substantial equity position in RioPort. At the same time as RioPort's planned venture capital financing, Diamond and S3 intend that S3 will sell OneStep to RioPort in exchange for cash and shares of RioPort stock.

Net Sales

Net sales for the second quarter of 1999 decreased $43.6 million (25%) to $128.7 million compared to $172.3 million for the second quarter of 1998. Net sales for the first half of 1999 decreased $85.8 million (24%) to $272.7 million compared to $358.5 million for the first half of 1998. The decrease in net sales was primarily attributable to reduced shipments of the Company's graphics accelerator products. This was partially offset by increased shipments of sound cards, as well as revenues from new products such as the Rio portable Internet music player and the HomeFree line of home networking products.

Net sales were generated internationally as follows:

                              Three Months Ended         Six Months Ended
                                    June 30                  June 30
                               1999        1998         1999        1998
                            ----------  ----------   ----------  ----------

Revenues (in thousands):
North America                 $79,946     $93,014     $148,059    $195,690
Europe                        $31,390     $60,562      $91,581    $124,613
Asia and Latin America        $17,412     $18,771      $33,094     $38,240
                            ----------  ----------   ----------  ----------
                             $128,748    $172,347     $272,734    $358,543

Proportions:
North America                    62%         54%          54%         54%
Europe                           24%         35%          34%         35%
Asia and Latin America           14%         11%          12%         11%
                            ----------  ----------   ----------  ----------
                                100%        100%         100%        100%


Revenues from graphics accelerators declined in part due to continued reductions in demand for entertainment specific products. In particular, the Company is no longer building and selling high performance 3D-only products. In addition, demand and pricing for graphics accelerators that combine 2D and 3D display and are targeted specifically for game enthusiasts declined. While revenues from general purpose, high-performance graphics products did not change significantly from the first six months of 1998 to the first six months of 1999, revenue for low-end graphics accelerators continued to decline significantly as more of these market requirements were met by the direct installation of graphics chips onto motherboards.

Inventory levels of the Company's products in the two-tier distribution channels used by the Company ("Channel Inventory Levels") generally are maintained in a range of one to two months of customer demand. These Channel Inventory Levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products are in short supply. Conversely, when demand is slower, sales are lower and products are abundant, then Channel Inventory Levels tend toward the high end of the months-of-supply range. In such situations, the Company has in the past attempted to ensure that distributors devote their working capital, sales and logistics resources to the Company's products to a greater degree than to those of competitors. Similarly, the Company's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In such an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high Channel Inventory Levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net sales and gross profit. In 1998 the Company began to reduce its Channel Inventory Levels to more desirable levels. While this has reduced customer credits for returns, price protection and other pricing discounts, these continue to be significant factors in the Company's revenue. While the Company believes that its Channel Inventory Levels for most of its products are appropriate at this time, there are certain products which currently have a Channel Inventory Level that is higher than desirable. The Company estimates and accrues for potential price protection charges on unsold channel inventory. However, there can be no assurance that these estimates or accruals will be sufficient. Should the estimates or accruals not be sufficient, additional price protection charges may be required, the result of which could have a material adverse effect on operating results during the third quarter of 1999.

Gross Margin

Gross profit for the second quarter of 1999 decreased $1.4 million to $19.1 million (14.8% of net sales) compared to $20.5 million (11.9% of net sales) in the second quarter of 1998. Gross profit for the first half of 1999 decreased $13.1 million to $49.0 million (18.0% of net sales) compared to $62.1 million (17.3% of net sales) in the first half of 1998. The increase in gross margin (gross profit as a percent of net sales) in both the second quarter of 1999 and the first six months of 1999, compared to the second quarter of 1998 and the first six months of 1998, was primarily attributable to a product mix consisting of newer higher margin products, especially in the market for mainstream and professional graphics accelerators. This was partially offset by negative margins on entertainment specific graphics accelerators.

Research and Development

Research and development (R&D) expenses increased $0.5 million (7.1%) to $7.7 million for the second quarter of 1999, compared to the second quarter of 1998. Research and development (R&D) expenses were decreased slightly (0.3%) to $14.2 million for the first half of 1999, compared to the first half of 1998. As a percentage of sales, R&D expenses were 6.0% and 4.2% in the second quarter of 1999 and 1998, respectively, and 5.2% and 4.0% for the first half of 1999 and 1998, respectively. The increase in dollars spent for the second quarter was primarily due to increased development costs for new product lines such as the Rio line of portable Internet music players, and other unreleased products. This was partially offset by expense reduction steps the Company has taken over the past few quarters, including a reduction in the number of graphics architectures the Company develops into finished products. The increases in R&D expenses as a percentage of net sales were primarily attributable to the decreases in net sales compared to the corresponding prior year periods.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased $1.5 million (6.2%) to $25.2 million for the second quarter of 1999, compared to the second quarter of 1998. Selling, general and administrative (SG&A) expenses decreased $1.3 million (2.8%) to $45.6 million for the first half of 1999, compared to the first half of 1998. As a percentage of net sales, SG&A expenses were 19.6% and 13.8% in the second quarter of 1999 and 1998, respectively, and 16.7% and 13.1% in the first half of 1999 and 1998, respectively. The increases in SG&A in absolute dollars for the second quarter of 1999, when compared to the second quarter of 1998, were primarily attributable to legal expenses, especially those associated with the Company's defense of an attempt by the recording industry to prevent the sale of its new Rio line of portable Internet music players. In addition, the Company's depreciation expense has increased as the result of the installation of its new enterprise reporting and planning system following the third quarter of 1998. For the first six months of 1999, SG&A expense increases in these areas were offset by reductions in infrastructure costs, and less spending to promote lower margin graphics products. The increases in SG&A expenses as a percentage of net sales were primarily attributable to the decreases in net sales compared to the corresponding prior year periods.

Amortization of Intangible Assets

The Company incurred amortization expense of $1.1 million in the second quarter of 1999 compared to $0.2 million in the second quarter of 1998. Amortization expense for the first half of 1999 was $2.2 million compared to $0.5 million for the first half of 1998. The increases in amortization expense were due to the amortization of the Company's purchase of Micronics in June 1998 and DigitalCast in September 1998.

Interest Income and Expense

Interest expense was $1.4 million in the second quarter of 1999 compared to $0.6 million in the second quarter of 1998. Interest expense was $2.5 million in the first half of 1999 compared to interest expense of $1.1 million in the first half of 1998. Interest income was $0.2 million in the second quarter of 1999 compared to $0.8 million in the second quarter of 1998. Interest income was $0.6 million in the first half of 1999 compared to $1.6 million in the first half of 1998. These changes were caused by lower cash balances available for investment and greater use of the Company's available lines of credit. In addition, the Company borrowed funds from a supplier during the second quarter of 1999 and granted warrants in connection with the loan. This resulted in an additional interest expense for the quarter.

Other Income and Expense

Net other income was $0.7 million in the second quarter of 1999 compared to net other expense of $0.1 million during the second quarter of 1998. Net other income was $1.5 million in the first half of 1999 compared to net other expense of $0.1 million during the first half of 1998. The income in the second quarter of 1999 was primarily due to net foreign exchange gains and a non-recurring gain associated with a prior acquisition.

Provision for Income Taxes

The Company's effective tax rate in both the first and second quarter of 1999 and the first and second quarter of 1998 was 30%. Differences from the statutory rate consisted principally of the effect of state income taxes, federal tax-exempt interest income and the research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $9.0 million during the first half of 1999. Operating activities used $26.1 million in cash. The primary sources of cash were decreases in inventories, prepaid expenses and other current assets and income tax refunds, as well as depreciation and amortization. Significant uses of cash include an increase in trade accounts receivable, reductions to the provisions for excess and obsolete inventory and a reduction in deferred income on distributor inventories.

The Company used $0.9 million in cash from investing activities. The primary investment was the purchase of $5.8 million in fixed assets, due in part to the Company's continued investment in leveraging its new enterprise-wide business management, resource planning and decision support system. The Company converted to this new system in early October 1998. Net maturities of short-term investments yielded $5.0 million.

Net cash provided by financing activities was $18.0 million. Primary sources of cash included $60.8 million from term loans and revolving credit facilities. These proceeds were partially offset by payments and maturities of term loans and revolving credit facilities of $44.8 million.

At June 30, 1999, the Company had $15.7 million of cash and cash equivalents and $1.0 million of short-term investments. Further, as of such date, the Company had short-term lines of credit and bank credit facilities totaling $61.0 million, of which approximately $1.0 million was unused and available. At March 31, 1999 and June 30, 1999, the Company was in default with its loan covenants regarding liquidity. The Company obtained waivers for this violation as of March 31, 1999 and is seeking to obtain waivers for this violation as of June 30, 1999.

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

YEAR 2000 COMPLIANCE

Many existing computer systems and applications, as well as numerous embedded control devices, use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, these systems, applications or control devices could fail or create erroneous results unless corrected so that they can process data related to the year 2000. Diamond relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. Diamond also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data and movement of both components and products. Diamond recently completed the first phase of a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. At the end of the third quarter of 1998, Diamond's operations were converted to this system on an integrated, world-wide basis. This effort was undertaken to significantly improve the tools and information available to manage Diamond. These tools have the added benefit of managing data with dates beyond December 31, 1999 as indicated by the vendors. Diamond continues to test such capabilities as part of its post-implementation process. This testing was successfully completed on schedule for all major computer based applications during the second quarter of 1999. Diamond's current estimate is that the costs specifically associated with this testing and validation process will not have a material adverse effect on the result of operations or financial position of Diamond in any given year. Despite Diamond's efforts to address the year 2000 impact on its internal systems, it is impossible to know with certainty the impact the year 2000 issue will have on the business and what additional expenses may be incurred. See "Diamond's investment in information technology and telecommunications could negatively affect its operating results."

In addition, even if the internal systems of Diamond are not materially affected by the year 2000 issue, Diamond could be affected through disruption in the operation of the enterprises with which Diamond interacts. Diamond continues to identify significant external agents such as service providers, vendors, suppliers and customers and attempts to reasonably determine their ability to manage year 2000 issues.

The total costs associated with year 2000 compliance are not expected to be material to Diamond's financial position. The most significant cost was averted by Diamond's otherwise planned ERP installation. Ongoing compliance efforts including IT systems testing and the review of external agents will be carried out in the normal course of business. Diamond has not attempted to isolate and specifically identify total expenses associated with this effort. It is not possible for Diamond to determine with certainty the impact of the year 2000 problem due to internal computer systems or external agents. The failure to correct a material year 2000 problem or to anticipate and mitigate a problem with an external agent could result in an interruption in or failure of normal business activities or operations. Those failures could materially and adversely affect Diamond's results of operations, liquidity and financial condition. Contingency plans will be developed if it appears Diamond or its key external agents will not be year 2000 compliant, and if such compliance is expected to have a material adverse impact on Diamond's operations.

RISK FACTORS AND CERTAIN OTHER FACTORS THAT MAY AFFECT FUTURE
PERFORMANCE

In addition to other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating Diamond and its business.

Diamond and its stockholders face a number of risks related to the S3 merger.

There are a number of specific risks associated with the proposed S3 merger, including the following:

-- As a result of the merger, each Diamond stockholder will receive 0.52 of a share of S3 common stock for each share of Diamond common stock held. This exchange ratio is fixed, and as a result, Diamond stockholders will not be compensated for decreases in the market price of S3 common stock that could occur before the merger. In addition, neither S3 nor Diamond can terminate the merger agreement solely because S3's stock price declines.

-- S3 and Diamond entered into the merger agreement with the expectation that the merger will result in benefits to the combined company, including faster time to market with new products and increased cost efficiencies. If we are not able to integrate effectively our technologies, operations and personnel in a timely and efficient manner, then the benefits of the merger will not be realized. The difficulties, costs and delays involved in integrating the companies, which may be substantial, may include (1) distracting management and other key personnel, particularly senior engineers involved in product development and product definition, from the business of the combined company; (2) perceived and potential adverse changes in business focus or product offerings; (3) potential incompatibility of business cultures; (4) costs and delays in implementing common systems and procedures, particularly in integrating different information systems; and (5) inability to retain and integrate key management, technical, sales and customer support personnel.

--   The announcement and consummation of the merger may disrupt Diamond's relationships with certain suppliers of graphics chips who compete with S3. If Diamond loses one or more of these suppliers, it may lose customers that want Diamond's products to contain components from those suppliers. For example, a significant portion of Diamond's graphics accelerator boards incorporate graphics chips supplied by NVIDIA Corporation. NVIDIA is a direct competitor of S3 and may not continue to supply the combined company with its products. To the extent that these relationships are terminated or curtailed and Diamond cannot persuade its existing customers who purchase products containing any of those suppliers' graphics chips to purchase products containing S3 graphics chips, then Diamond's revenue contribution to the combined company could be reduced significantly.

-- The announcement and consummation of the merger is expected to cause some of S3's add-in card and motherboard customers to end or curtail their relationships with the combined company. The loss of these customers of S3 could cause a decline in sales for the combined company unless new sales by the combined company have an offsetting effect. For example, Creative Technology Ltd., a competitor of Diamond and currently a significant customer of S3, has publicly stated that it may discontinue its relationship with S3 in the fall of 1999. This is expected because the combined company's products will comprise both graphics chips and graphics boards. Thus, the combined company will be competing with many of S3's current customers, which are graphics board manufacturers. As a result, we expect that sales to some of S3's existing customers following the merger will be reduced significantly from prior levels and that these customers will no longer continue to be significant customers of the combined company.

-- As a result of the merger, the combined company will become significantly dependent on S3's graphics chip design and development capabilities and significantly dependent on Diamond's graphics board design, manufacturing and marketing capabilities. This will occur because both companies will be more restricted in their ability to select and use products produced by either company's competitors prior to the merger. If either S3's graphics chips or Diamond's graphics boards fail to meet the volume, timing, quality and performance requirements of the market and the combined company's customers, the combined company's relationship with those customers could be hurt. This could negatively affect the combined company's financial performance.

-- Upon consummation of the merger, Diamond stockholders will become S3 stockholders. There are important differences between the rights of stockholders of Diamond and stockholders of S3. For example, S3 has adopted a stockholder rights plan that may discourage certain types of transactions involving an actual or threatened change of control of S3 even though a majority of the stockholders believe the change of control to be in their best interest. Diamond has no such plan.

-- Diamond and S3 estimate that S3's acquisition costs related to the merger will result in aggregate costs and expenses of approximately $13.8 million. These expenses will prevent the combined company from spending those amounts on other, possibly more productive, uses.

-- The directors and officers of Diamond participate in arrangements and have continuing indemnification against liabilities that provide them with interests in the merger that are different from, or in addition to, the stockholders of Diamond. In particular, all vice presidents and executive officers of Diamond have agreements with Diamond entitling them to severance benefits and accelerated vesting of up to one year of their options to purchase shares of Diamond common stock if their employment relationship is terminated following the merger. The personal benefits to be received in the merger by William J. Schroeder, Diamond's President and Chief Executive Officer, and certain of
Diamond's directors, including Gregorio Reyes and James T. Schraith, may raise conflicts of interest for each of these individuals because the receipt of these benefits may favorably influence their support of the merger. In particular, all Diamond options granted to the officers, directors and employees of Diamond will be assumed by S3 and thereafter entitle the holders of those options to acquire S3 common stock, assuming their continuous status as an officer, director or employee. Messrs. Schroeder, Reyes and Schraith will be nominated to serve as directors on the S3 board of directors and accordingly, the options of Messrs. Reyes and Schraith held under the Diamond Director Stock Option Plan will continue to vest.

-- If the merger is not completed for any reason, Diamond may be subject to a number of material risks, including the following: (1) Diamond may be required to pay S3 a termination fee of $5.0 million; (2) Diamond will owe S3 $20.0 million under the credit agreement with S3; (3) the price of Diamond common stock may decline to the extent that the current market price of Diamond common stock reflects a market assumption that the merger will be completed; and (4) costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed.

-- Diamond's customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by Diamond customers could materially and adversely affect Diamond's business, regardless of whether the merger is ultimately completed. Similarly, current and prospective Diamond employees may experience uncertainty about their future role with S3 until S3's strategies with regard to Diamond are announced or executed. This may adversely affect Diamond's ability to attract and retain key management, marketing and technical personnel.

-- If the merger is terminated and Diamond's board of directors determines to seek another merger or business combination, Diamond may be unable to find a partner willing to pay an equivalent or more attractive price than the price proposed to be paid in the merger. In addition, while the merger agreement is in effect and subject to certain exceptions, Diamond is prohibited from soliciting, initiating or inducing or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than S3. Also, if the merger agreement is terminated, because of the warrants to purchase Diamond common stock granted to S3, Diamond may not be able to account for future transactions as a "pooling of interests."

-- Diamond's cash balances and available credit under existing bank lines may not be sufficient to meet anticipated operating and investing requirements for the short term and, if the merger is not completed, Diamond will have to seek additional capital.

Diamond's operating results are subject to fluctuations caused by many factors, many of which are beyond its control.

Diamond's operating results have fluctuated significantly in the past on a quarterly and an annual basis and are likely to continue to fluctuate significantly in the future depending on a number of factors. The accompanying sections explain in greater detail certain important factors that Diamond has identified which may affect the future performance of Diamond.

Diamond develops products in the highly competitive PC multimedia, and communications markets, including the graphics, video, sound, portable Internet audio player, modem, and home networking areas. These products are susceptible to product obsolescence and typically exhibit a high degree of volatility of shipment volumes over relatively short product life cycles. The timing of introductions of new products in one calendar quarter as opposed to an adjacent quarter can materially affect the relative sales volumes in those quarters. In addition, product releases and pricing actions by competitors can materially and adversely affect Diamond's revenues and gross margins.

Diamond sells its products to retail channel customers (mass merchandisers and large chains who sell products primarily off-the-shelf directly to end users), retail distribution customers (distributors which resell to smaller retail chains and other resellers), system integrators, VARs, OEM customers (customers which use Diamond's products in conjunction with other products to produce complete computer systems for sales through both direct and indirect distribution channels to end users), and directly to end users via Internet-based e-commerce. Reliance on indirect channels of distribution means that Diamond typically has little or no direct visibility into end-user customer demand. OEM customers tend to provide Diamond with forecasts for product requirements, but actual order lead times remain less than 90 days.

Retail channel and retail distribution customers typically do not forecast product requirements, and order lead times are typically very short, as these customers tend to reorder for stock in quantities that approximate recent sales volumes. Accordingly, future operating results are dependent on continued sales to customers where the vast majority of the normal volume of orders are placed with Diamond within the same calendar quarter as, and frequently within a few days of, the customer's requested date of shipment by Diamond.

Because the lead times of firm orders are typically short, Diamond does not have the ability to predict future operating results with any certainty. Therefore, sudden changes that are out of the control of Diamond such as general economic conditions and the actions or inaction of competitors, customers, and third-party vendors of operating system software and microprocessors can have and have had material adverse effects on Diamond's performance.

Other factors which may materially and adversely affect Diamond's future performance include:

--  the management of growth and change;
--  rapid declines in the price of components used by Diamond;
--  latent defects that can exist in Diamond's products;
--  competition for the available supply of components;
--  dependence on subcontract manufacturers;
-- dependence on and development of adequate information technology systems, intellectual property rights; and
--  dependence on key personnel.

Each of these factors is discussed more thoroughly in the accompanying sections, and all of these sections should be read carefully together to evaluate the risks associated with Diamond's common stock. Due to these factors, it is likely that the operating results of Diamond in some future quarter or quarters will fall below the expectations of securities analysts and investors. In such an event, the trading price of Diamond's common stock would likely decline.

Diamonds revenues are difficult to forecast, subject to wide fluctuations and dependent on orders received and shipped during a fiscal quarter.

The volume and timing of orders received during a quarter are difficult to forecast. Retail and retail distribution customers generally order without forecasts on an as-needed basis and, accordingly, Diamond has historically operated with a relatively small backlog. Moreover, Diamond has emphasized its ability to respond quickly to customer orders as part of its competitive strategy. This strategy, combined with current industry supply and demand conditions as well as Diamond's emphasis on minimizing inventory levels, has resulted in customers placing orders with relatively short delivery schedules and increased demand on Diamond to carry inventory for its customer base, particularly for large OEM customers, or OEM Hubs. This has the effect of increasing short lead-time orders as a portion of Diamond's business and reducing Diamond's ability to accurately forecast net sales. Because retail and retail distribution customers' orders are more difficult to predict, Diamond can offer no assurance that the combination of these orders, OEM orders and backlog in any quarter will be sufficient to achieve either sequential or year-over-year growth in net sales during that quarter. If Diamond does not achieve a sufficient level of retail and retail distribution orders in a particular quarter, Diamond's revenues and operating results would be materially and adversely affected.
Also, at any time and with no advance notice, during periods of uncertainty in the personal computer industry's outlook for future demand or pricing, Diamond's customers may choose to draw down their inventory levels thereby reducing Diamond's revenue during the period of adjustment. The second and third quarters of 1997 comprised such a period due to the transition from older slower speed modems and 2D graphics products to new higher speed modems and 3D graphics products. In the transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port, or AGP, which began in 1997 and continued through 1998, controller and memory chip selection and the timely introduction of new products were critical factors. Diamond was significantly affected by the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition in 1998, which resulted in significant pricing pressures on Diamond's remaining PCI-based and SGRAM-based graphics inventory and by significant price protection claims associated with those price declines. Due to the continual evolution of the types of products sold by Diamond, it is probable that transitions such as these will continue to have material and possibly adverse effects on Diamond's operating results.

Because a substantial portion of Diamond's net sales for a quarter may be generated in the last month or weeks of a quarter, any shortfall in net sales from Diamond's expectations would negatively impact operating results.

As is common in the personal computer industry, a disproportionate percentage of Diamond's net sales in any quarter is generated in the last month or weeks of a quarter. As a result, a shortfall in net sales in any quarter as compared to expectations may not be identifiable until at or near the end of the quarter. In this regard, Diamond's net sales for the [second quarter of 1998] were lower than expected because of sudden order cancellations of the Monster 3D II product during the final week of the quarter. In addition, from time to time, a significant portion of Diamond's net sales may be derived from a limited number of customers, the loss of one or more of which could adversely impact operating results.

Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, Diamond generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in net sales in a given quarter may materially impact Diamond's operating results and cash balances in a magnified way due to Diamond's inability to adjust expenses or inventory levels during the quarter to match the level of net sales for the quarter. Excess inventory could also result in cash flow difficulties as well as added costs of goods sold and expenses associated with inventory write-offs or sell-offs. Conversely, in its efforts to adjust inventory levels to a slower order rate, Diamond may overcorrect its component purchases and inventory levels, thereby experiencing periodic shortages of inventory and delivery delays, and negatively impacting its net sales, market share and customer satisfaction levels in the current quarter or in future quarters. Diamond can offer no assurance that such an occurrence will not adversely impact its operating results.

Recently, Diamond implemented a shift to a short cycle inventory model in an effort to reduce price protection and inventory value deflation as a result of rapid downturns in customer orders, competitors' actions or industry price trends. This is expected to result in less inventory being carried in Company warehouses and by distribution customers. Consequently, Diamond may not be able to react quickly enough to sudden increases or shifts in demand for a given product with the result that revenue may suffer in relation to expectations or in relation to the market opportunity.

Diamond's gross margins may be adversely affected by declining selling prices resulting from intense price competition, component pricing and other factors.

Diamond's markets are characterized by intense ongoing competition coupled with a past history, as well as a current trend, of declining average selling prices. A decline in selling prices may cause the net sales in a quarter to be lower than those of a preceding quarter or corresponding prior year's quarter even if more units were sold during such quarter than in the preceding or corresponding prior year's quarter. Accordingly, it is likely that Diamond's average selling prices will decline, and that Diamond's net sales and margins may decline in the future, from the levels experienced to date. See also ["Due to the short product life cycles of Diamond's products, Diamond must continuously develop, introduce and market new products in a timely manner and manage product transitions effectively."] Diamond's gross margins may also be adversely affected by shortages of, or higher prices for, key components for Diamond's products, including its modems, 3D graphics accelerators, home networking adapters, Internet music players and 3D audio accelerators, some of which have been impacted from time-to-time by a scarcity in the supply of associated chipsets, memory and other components. The availability of new products is typically restricted in volume early in a product's life cycle and, should customers choose to wait for the new version of a product rather than to purchase the current version, Diamond's ability to procure sufficient volumes of such new products to meet higher customer demand is limited. Such a failure to meet demand for new products may have a material adverse effect on the revenues and operating margins of Diamond.
In addition, Diamond's net sales, average selling prices and gross margins will be adversely affected if the market prices for certain components used or expected to be used by Diamond, such as DRAM, SDRAM, SGRAM, RDRAM or flash memory, multimedia, communications or networking controller chips, or bundled third-party software applications decline more rapidly than Diamond is able to process component inventory bought earlier at higher prices into finished products, book and ship the related orders, and move such products through third-party distribution channels, some of which may be price protected, to the final end customer. Diamond experienced declining prices and reduced margins in these circumstances in the second and third quarters of 1998 due to the effect of product transitions, including the PCI-to-AGP transition and the SGRAM-to-SDRAM memory transition, as well as the effect of an oversupply of SDRAM memory in the market. Competition from products based on SDRAM memory, which has lower manufacturing costs than SGRAM memory, resulted in sharply declining selling prices for SGRAM-based products. This led to material charges for declining inventory values and price protection for channel inventory. These charges had a material adverse effect on revenues, operating margins and operating results. Conversely, an increase in the price of semiconductor components that are in scarce supply, such as high-speed DRAMs, may adversely impact Diamond's gross margins due to higher unit costs, and a decrease in the supply of such semiconductor components may adversely impact Diamond's net sales due to lower unit shipments.

Diamond's operating results are affected by industry seasonality.

Diamond believes that, due to industry seasonality, demand for its products is strongest during the six-month period September through February of each year and is generally slower in the six-month period from March through August. This seasonality might become more pronounced and material in the future to the extent that a greater proportion of Diamond's sales consist of sales into the retail/mass merchant channel, that PCs become more consumer-oriented or entertainment-driven products, or that Diamond's net revenue becomes increasingly based on entertainment-related products. Also, to the extent Diamond is successful in expanding its European operations, it may experience relatively weaker demand in third calendar quarters due to historically weak summer sales in Europe.

Diamond faces significant capital needs.

There can be no assurance that additional capital beyond the amounts currently forecasted by Diamond will not be required or that any required additional capital will be available on reasonable terms, if at all, at the time or times required by Diamond. If the merger with S3 is not consummated, Diamond believes that its cash balances and available credit under existing bank lines may not be sufficient to meet anticipated operating and investing requirements for the short term and accordingly, Diamond is exploring various opportunities to obtain additional capital. Any shortfall in capital resources compared to Diamond's level of operations or any inability to secure additional capital as needed could impair Diamond's ability to finance inventory, accounts receivable and other operational needs. These capital limitations could also impair Diamond's ability to invest in research and development, improve customer service and support, deploy information technology systems, and expand manufacturing and other operations, including investments in Diamond's new business areas. Failure to keep pace with competitive requirements in any of these areas could materially and adversely affect Diamond's business and operating results. Moreover, any need to raise additional capital through the issuance of equity or debt securities may result in additional dilution to earnings per share.

Diamond has experienced significant expansion in its operations which strains its resources and presents numerous challenges.

In recent years, Diamond has experienced a significant expansion in the overall level of its business and the scope of its operations, including manufacturing, research and development, marketing, technical support, customer service, sales and logistics. This expansion in scope has resulted in a need for significant investment in infrastructure, process development and information systems, including, among others:

-- securing adequate financial resources to successfully integrate and manage the changing businesses and acquired companies;
--  retention of key employees;
-- integration of management information, product data management, control, accounting, telecommunications and networking systems;
-- establishment of a significant on-line worldwide web and e-commerce presence;
-- consolidation of geographically dispersed manufacturing and distribution facilities;
-- coordination of suppliers; rationalization of distribution channels; -- establishment and documentation of business processes and procedures;
    and
--  integration of various functions and groups of employees.

Managing each of these requirements poses significant challenges.

In the fourth quarter of 1998, for example, Diamond commenced manufacturing and shipping its first finished consumer electronics product, Rio, a portable Internet music player. Also during the fourth quarter of 1998, Diamond commenced manufacturing and shipping the HomeFree wireless line of home networking products. Diamond commenced manufacturing and shipping the HomeFree phoneline-based home networking products in January 1999. These products pose new design, manufacturing, marketing and customer support issues to Diamond and Diamond cannot assure you that it can successfully meet these challenges, generate customer demand for such products or satisfy customer demand and support needs for the products. In addition, the cost associated with meeting these challenges and satisfying demand may have a material adverse impact on Diamond's operating results in future periods.

Diamond's future operating results will depend in large measure on its success in accomplishing a number of objectives, including:

-- implementing operating, manufacturing and financial procedures and controls;
-- improving communication and coordination among the different operating functions;
-- integrating certain functions such as sales, procurement and operations;
--  strengthening management information and telecommunications systems;
    and
--  continuing to hire additional qualified personnel in certain areas.

Due to the short product life cycles of Diamond's product's, Diamond must continuously develop, introduce and market new products in a timely manner and manage product transitions effectively.

The market for Diamond's products is characterized by frequent new product introductions and rapid product obsolescence. These factors typically result in short product life cycles, frequently ranging from six to twelve months. Diamond must develop and introduce new products in a timely manner that compete effectively on the basis of price and performance and that address customer requirements. To do this, Diamond must continually monitor industry trends and make difficult choices regarding the selection of new technologies and features to incorporate into its new products, as well as the timing of the introduction of such new products, all of which may impair the orders for or the prices of Diamond's existing products. The success of new product introductions depends on various factors, some of which are outside Diamond's direct control. These factors may include:

--  selection of new products;
--  selection of controller or memory chip architectures;
--  implementation of the appropriate standards or protocols;
--  timely completion and introduction of new product designs;
-- trade-offs between the time of first customer shipment and the optimization of software drivers and hardware for speed, stability and compatibility;
-- development of supporting content by independent software application vendors;
--  development and production of collateral product literature;
--  prompt delivery to OEM accounts of prototypes;
--  support of OEM prototypes;
-- Diamond's ability to rapidly ramp manufacturing volumes to meet customer demand in a timely fashion; and
-- coordination of advertising, press relations, channel promotion and VAR evaluation programs with the availability of new products.

For example, selection of the appropriate standards and protocols will be a key factor in determining the future success of Diamond's new home networking and Internet music player products.

In the transition of mainstream PC graphics subsystem architectures from 2D graphics and the PCI bus to 3D graphics and the accelerated graphics port (AGP), which began in 1997 and continued through 1998, controller and memory chip selection and the timely introduction of new products have been and will continue to be critical factors. Diamond saw the effects of the PCI-to-AGP graphics bus transition and the SGRAM-to-SDRAM memory transition in the second and third quarters of 1998, which resulted in significant price reductions for Diamond's PCI-based and SGRAM-based graphics inventory and the inventory of such products in the distribution channel. As a result, Diamond's net sales and gross margins were materially and adversely affected by declining prices for the PCI-based and SGRAM-based products, and there were significant price protection claims associated with such price declines. In the transition from the proprietary K56flex and x2 protocols (56Kbps) to the international standard V.90 protocol (56Kbps), the chip selection to implement and deploy such standard and the industry alliances to generate revenue and market share have been critical factors. Diamond currently faces similar standards-setting issues in the areas of home networking, broadband modems (both DSL and cable), video and Internet audio. Diamond cannot assure you that it will select the proper chips, software and protocols to implement and support its efforts in developing new products or targeting new markets or that it will execute its strategies in a timely manner.

Each new product cycle presents new opportunities for current or prospective competitors of Diamond to gain a product advantage or increase their market share. If Diamond does not successfully introduce new products within a given product cycle, Diamond's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair Diamond's brand name and ability to command retail shelf space and OEM design wins in future periods. Moreover, because of the short product life cycles coupled with the long lead times for procuring many of the components used in Diamond's products, Diamond may not be able, in a timely manner or at all, to reduce its component procurement commitments, software license commitments, production rates or inventory levels in response to unexpected delays in product launch, shortfalls in sales, technological obsolescence or declines in prices or, conversely, to increase production in response to unexpected increases in demand, particularly if those demand increases are in a new product or new technology area where component supply may be hard to secure. Therefore, changes in actual or expected demand could result in excess inventory, inventory write downs, price protection and gross margin compression or, conversely, in lost sales and revenue compression due to product or component unavailability. For example, the timing and speed of the PCI-to-AGP bus transition and the SGRAM-to-SDRAM memory transition led to an excess inventory of PCI and SGRAM-based products at Diamond and in the distribution channel which in turn resulted in lower average selling prices, lower gross margins, end-of-life inventory write-offs, and higher price protection charges during the second and third quarters of 1998. Further, the falling demand for and excess supply of Monster 3D II and competitive 3D gaming products in the channel during the third quarter of 1998 resulted in rapidly declining revenue and prices vis-a-vis the second quarter of 1998, and the resulting price protection for this class of product in the third and fourth quarters of 1998. Diamond estimates and accrues for potential inventory write-offs and price protection charges. There can be no assurance that these estimates and accruals will be sufficient in future periods, or that additional inventory write-offs and price protection charges will not be required. The impact of these charges on Diamond's operating results in 1998 and the first quarter of 1999 were material and adverse. Any similar occurrence in the future could have a material effect on operating results in such future operating periods.

The introduction of and transition to new personal computer operating systems and other applications can negatively impact demand in the PC industry and may strain Diamond's research and development efforts.

The PC industry is characterized by significant operating system changes, such as the introduction of Windows 95 in 1995 and Windows NT
4.0 in 1996, and the introduction of significant new operating system components, such as Microsoft's Direct X and ActiveX for Windows 95. During the second quarter of 1998, Microsoft introduced Windows 98. In anticipation of the release of Windows 98 a significant portion of new computer purchasers delayed purchase of a new system until after the release of Windows 98. The effects of this consumer resistance were compounded by the delay and uncertainty of the release due to legal challenges. Additionally, further purchases were delayed to ensure that the new operating system would be compatible with older applications and would operate at least as reliably as Windows 95. Diamond believes that this forward shift in time of a significant number of computer purchasers adversely affected its revenues in the second quarter of 1998.

In addition, while new operating systems can provide new market opportunities, such as the growing market for graphical user interface, or GUI, accelerators that occurred with the introduction of Windows 3.0 and the growth in the PC games market with the introduction of Windows 95, new operating systems and operating system components also place a significant research and development burden on Diamond. New drivers, applications and user interfaces must be developed for new operating systems and operating system components in order to maintain net sales levels and customer satisfaction. Perhaps more significantly, such drivers, applications and interfaces customarily are ported to the recently shipped portion of Diamond's installed base. This effort involves a substantial investment in software engineering, compatibility testing and customer technical support with only limited near-term incremental revenue return since these driver updates are usually provided via electronic distribution at no cost to Diamond's installed customer base. In addition, the installation of this software may result in technical support calls, thereby generating expenses that do not have offsetting revenue. Moreover, during the introductory period of a major new operating system release such as Windows 95 or Windows 98, such installed base support may reduce the research and development and customer technical support resources available for launching new products. For example, after substantial investment in porting Diamond's software, graphics accelerator and modem products to Windows 95, Diamond was at year-end 1996 still developing for final release improved, accelerated Windows 95 drivers for the Viper Pro Video series of accelerator add-in cards. While this product line did not at that time represent a revenue opportunity for Diamond, Diamond nevertheless believed that it was important to make the significant software development investment represented by this effort in order to maintain relations with its installed customer base and its reputation for reliable on-going product support. Furthermore, new operating systems for which Diamond prospectively develops driver support may not be successful, or the drivers themselves may not be successful or accepted by customers, and a reasonable financial return on the corollary research and development investment may never be achieved.

Diamond depends on a limited number of third party software developers and publishers that develop graphics software products that will operate with and fully utilize the capabilities of Diamond's products to generate demand for Diamond's products.

Diamond's business strategy includes developing relationships with major independent software application vendors that serve the 3D graphics and 3D audio markets, including the 3D computer games market and the professional 3D graphics design and content creation markets. Diamond believes that the availability of a sufficient number of high quality, commercially successful entertainment 3D software titles will be a significant factor in the sale of multimedia hardware to the PC-based interactive 3D entertainment market. Diamond also believes that compelling professional 3D graphics applications developed for PCs or ported from traditional UNIX-based workstations, such as those supplied by Silicon Graphics, IBM and Sun Microsystems, to PCs based on advanced Intel microprocessors and the Microsoft NT operating system will be a significant factor in the sale of 3D graphics hardware to the PC-based NT workstation market. Diamond depends on independent software application developers and publishers to create, produce and market software entertainment titles and professional graphics applications that will operate with Diamond's 3D products, such as the Viper and Fire GL series of graphics accelerators. Only a limited number of software developers are capable of creating high quality professional 3D and entertainment 3D software. Competition for these resources is intense and is expected to increase. Diamond cannot assure you that it will be able to attract the number and quality of software developers and publishers necessary to develop a sufficient number of high quality, commercially successful software titles and applications that are compatible with Diamond's 3D graphics and audio platforms.

Further, in the case of Diamond's entertainment 3D products, Diamond cannot assure you that third parties will publish a substantial number of entertainment 3D software titles or, if entertainment 3D software titles are available, that they will be of high quality or that they will achieve market acceptance. The development and marketing of game titles that do not fully demonstrate the technical capabilities of Diamond's entertainment 3D products such as the Stealth III's (based on S3's Savage 4) ability to support texture compression, could create the impression that Diamond's products offer less compelling performance over competing 3D graphics accelerators or 3D games platforms, such as TV games consoles. This could result in the loss of PC graphics market share to competitors or might slow or stop any migration from the current widespread use of TV games consoles to the use of computer games on PCs, or the enhancement of PCs to operate such games. Further, because Diamond has no control over the content of the entertainment titles produced by software developers and publishers, the entertainment 3D software titles developed may represent only a limited number of game categories vis-a-vis those available for TV game consoles and are likely to be of varying quality.

If undetected defects are discovered in Diamond's products, Diamond's reputation could be seriously harmed and Diamond could be subject to product returns and delayed market acceptance of its products.

Product components may contain undetected errors or "bugs" when first supplied that, despite testing by Diamond, are discovered only after certain of Diamond's products have been installed and used by customers. There can be no assurance that errors will not be found in Diamond's products due to errors in the products' components, or that any of these errors will not impair the market acceptance of these products or require significant product recalls. Problems encountered by customers or product recalls could materially and adversely affect Diamond's business, financial condition and results of operations. Further, Diamond continues to upgrade the firmware, software drivers and software utilities that are incorporated into or included with its hardware products. Diamond's software products, and its hardware products incorporating that software, are extremely complex due to a number of factors, including the products' advanced functionality, the diverse operating environments in which the products may be deployed, the rapid pace of technology development and change in Diamond's target product categories, the need for interoperability, and the multiple versions of such products that must be supported for diverse operating platforms, languages and standards. These products may contain undetected errors or failures when first introduced or as new versions are released. Diamond generally provides a five-year warranty for its products and, in general, Diamond's return policies permit return for full credit within thirty days after receipt of products that do not meet product specifications. There can be no assurance that, despite testing by Diamond, by its suppliers and by current or potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance or product acceptance or in warranty returns. Any of these losses or delays would likely have a material adverse effect on Diamond's business, financial condition and results of operations.

Additionally, new versions or upgrades to operating systems, independent software vendor titles or applications may require upgrades to Diamond's software products to maintain compatibility with such new versions or upgrades. Diamond cannot assure you that it will be successful in developing new versions or enhancements to its software or that it will not experience delays in the upgrade of its software products. In the event that Diamond experiences delays or is unable to maintain compatibility with operating systems and independent software vendor titles or applications, Diamond's business, financial condition and results of operations could be materially and adversely affected.

Market anticipation of new products, new technologies or lower prices could negatively affect Diamond's operating results.

Since the environment in which Diamond operates is characterized by rapid new product and technology introductions and generally declining prices for existing products, Diamond's customers may from time to time postpone purchases in anticipation of these new product introductions or lower prices. If these anticipated changes are viewed as significant by the market, such as the introduction of a new operating system or microprocessor architecture, then this may have the effect of temporarily slowing overall market demand and negatively impacting Diamond's operating results. For example, the substantial pre-release publicity surrounding the release of Windows 95 may have contributed to a slowing of the consumer PC market in the summer of 1995. Moreover, a similar reaction occurred in the modem market as a result of the announcements of modems based on 56 Kbps technology, which became available in 1997, and in the overall PC market in anticipation of Intel Corporation's transition to MMX-based microprocessors during 1997. Additionally, the substantial publicity by Intel Corporation for its MMX technology may have confused and slowed the market for add-in multimedia accelerators, such as those sold by Diamond, during the first half of 1997. Similarly, Microsoft's launch of Windows 98 combined with the uncertainties surrounding such a launch was a factor in slower PC sales in the second quarter of 1998. These effects may continue into future periods for these or similar events. Other new product releases that may influence future market growth or the timing of such growth include Intel's release of its Camino chipset supporting the 4x AGP architecture, Intel's release of its "Merced" workstation CPU, and the anticipated release of Microsoft's Windows 2000. Further, slippage in the actual volume shipment of such new products could have the effect of prolonging any market slowdown due to the anticipation of the new products. Finally, Year 2000 issues anticipated by or faced by Diamond's direct customers or indirect end customers might slow the overall market for PCs or the upgrade of PCs either in late 1999 or early in the year 2000.

The potential negative impact on Diamond's operating results as a result of customer decisions to postpone purchases in favor of new and "publicized" technologies, including Diamond's own new technologies, can be further magnified if products or components based on such new technology are not available in a timely manner or in sufficient supply to meet the demand caused by the market's shift to the new technology from an older technology. For example, Diamond believes that the PC market may have slowed in early 1997 in part as customers waited for the availability of Intel's new MMX-enabled Pentium CPUs. Further, Diamond's operating results could be adversely affected if Diamond makes poor selections of chip architectures or chip suppliers to pursue 3D graphics, video, audio, Internet music, home networking or broadband modem market opportunities and, as a result, is unable to achieve market acceptance of its new products or is unable to secure a sufficient supply of these components.

If Diamond or any of its competitors were to announce a product that the market viewed as having more desirable features or pricing than Diamond's existing products, demand for Diamond's existing products could be curtailed, even though the new product is not yet available. For example, in the second quarter of 1998, Diamond's next-generation SDRAM-based graphics accelerators had a memory cost component roughly half that of SGRAM-based graphics accelerators. Market anticipation of new product releases such as these, as well as similar competitive releases, reduced demand for Diamond's SGRAM based graphics products and materially and adversely affected Diamond's operating results for the second and third quarters of 1998. Similar results may occur during 1999 as the market anticipates new low-cost 32-megabyte and new high-performance 64-megabyte graphics accelerators. Similarly, if Diamond's customers anticipate that Diamond may reduce its prices in the near term, they might postpone their purchases until such price reductions are effected, reducing Diamond's near-term shipments and revenue. In general, market anticipation of new products, new technologies or lower prices, although potentially positive in the longer term, can negatively impact Diamond's operating results in the short term. This factor constitutes an exceptionally difficult-to- manage characteristic of Diamond's graphics business due to the rapid six-month product cycles that typify the current 3D graphics market.

Diamond depends on a limited number of suppliers from whom Diamond does not have a guarantee of adequate supplies, increasing the risk that a loss of or problems with a single supplier could result in impaired margins, reduced production volumes, strained customer relations and loss of business.

Diamond is dependent on sole or limited source suppliers for certain key components used in its products, particularly chipsets and software that provide the following:

--  graphics;
--  digital video;
--  DVD;
--  Television;
--  Internet music;
--  sound or other multimedia functions;
-- random access memory (including DRAM, RDRAM, SDRAM, SGRAM and flash) chips; and
--  analog modem, softmodem, and broadband modem chipsets and algorithms.

Although the price and availability of many semiconductor components improved during 1997 and 1998, these components are periodically in short supply and on allocation by semiconductor manufacturers. For example, it is expected that Diamond may experience constraints in the supply of high-performance SDRAMs and flash memory and new technology, high-performance 3D graphics chips for the foreseeable future, particularly in the newest "tight geometry" technologies (e.g., 0.18 microns). There can be no assurances that Diamond can obtain adequate supplies of any components, or that these shortages or the costs of these components will not adversely affect future operating results. Diamond's dependence on sole or limited source suppliers, and the risks associated with any delay or shortfall in supply, can be exacerbated by the short life cycles that characterize multimedia and communications ASIC chipsets and Diamond's products in general. Although Diamond maintains ongoing efforts to obtain required supplies of components, including working closely with vendors and periodically qualifying alternative components for inclusion in Diamond's products, component shortages continue to exist from time to time, and Diamond cannot assure you that it can continue to obtain adequate supplies or obtain these supplies at their historical or competitive cost levels. Further, Diamond has as an objective to reduce the number of chip architecture suppliers with which it works, as for example is evidenced by its proposed merger with S3 Corporation, potentially raising "single-source" supply risks. Conversely, in its attempt to counter actual or perceived component shortages, Diamond may over-purchase certain components or pay unnecessary expediting or other surcharges, resulting in excess inventory or inventory at higher than normal costs and reducing Diamond's liquidity, or in the event of unexpected inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs or sell-offs that adversely affect Diamond's gross margin and profitability. Such a condition existed in the first and second quarters of 1998, and Diamond's perception of component shortages caused Diamond to over purchase components and pay surcharges for components that subsequently declined in value in the second, third and fourth quarters of 1998. In addition, such inventory sell-offs by Diamond or its competitors may trigger channel price protection charges, further reducing Diamond's gross margins and profitability, such as occurred with the Monster 3D II product line in the third and fourth quarters of 1998.

As noted above, supply and demand conditions for semiconductor components are unpredictable and may change from time to time. During periods of oversupply, prices are likely to fall and certain vendors of such semiconductor chips may liquidate their inventories in a rapid manner. If such semiconductor vendors are suppliers to Diamond's competitors, then these actions could enable competitors of Diamond to enjoy a cost advantage vis-a-vis Diamond, and any resulting price reduction for such competitors' products could force Diamond to reduce its prices, thereby depressing Diamond's net sales and gross margins in one or more operating periods.

During periods of component oversupply and associated price deflation, customers of Diamond, particularly those comprising channels that do not receive price protection from Diamond, may seek to draw down the inventory that they hold since such inventory likely would bear a price deflation risk. As a consequence, Diamond may see its orders, unit shipments or average selling prices depressed from time to time during such price-deflation and inventory-reduction periods. This occurred during the second and third quarters of 1998, which adversely affected net sales and gross margin during such periods, and this may occur again in future periods.

When the PC or PC peripherals markets emerge from a period of oversupply, such as that experienced in the second quarters of 1997 and 1998, certain manufacturers, distributors and resellers may be unprepared for a possible rapid increase in market demand. Accordingly, Diamond may not have sufficient inventory, scheduled component purchase orders or available manufacturing capacity to meet any rapid increase in market demand, thereby missing orders and revenue opportunities, causing customer dissatisfaction and losing market share. Diamond experienced such a situation in the second half of 1997 and in the second half of 1998 as Diamond experienced a shortage of various components, restricting Diamond's ability to manufacture certain products in sufficient quantities or in a linear fashion to meet market demand. In addition, Diamond believes that in the near term Diamond may continue to be subjected to restricted supply and increasing prices on certain semiconductor components including newly introduced graphics controllers and high-speed random access memories. The inability of Diamond to obtain product components at their historical or planned cost levels, resulting in Diamond being forced to pay higher prices to achieve timely delivery, would directly affect the cost of Diamond's products and could materially and adversely affect Diamond's gross margin. Diamond cannot assure you that it will be able to obtain adequate supplies of components or that such shortages or the costs of these components will not adversely impact Diamond's future operating results. Conversely, Diamond cannot assure you that it will not see the value of its inventory depreciate if components in a shortage condition emerge from that condition and experience a significant oversupply condition. For example, this situation occurred during the second and third quarters of 1998 with certain graphics chips that support only SGRAM memory, and in the third and fourth quarters of 1998 with components associated with Diamond's Monster 3D II product line, based on 3Dfx Interactive's Voodoo 2 chipset.

Diamond depends on third parties for the manufacture of its products.

Diamond relies on independent surface mount technology, or SMT, subcontractors to manufacture, assemble or test Diamond's board level products, as well as its first "finished" consumer electronics product, Rio, an Internet music player. Diamond typically procures its components, assembly and test services and assembled products through purchase orders and does not have specific volume purchase agreements with each of its subcontractors. Most of Diamond's subcontractors could stop supplying the services, products or components at any time with limited or no penalty. In the event that it becomes necessary for Diamond to replace a key subcontractor, Diamond could incur significant manufacturing set-up costs and delays. Diamond cannot assure you that it would be able to find suitable replacement subcontractors. Diamond's emphasis on maintaining low internal and channel inventory levels may exacerbate the effects of any shortage that may result from the use of sole-source subcontractors during periods of tight supply or rapid order growth. Diamond's ability to respond to greater than anticipated market demand may be constrained by the availability of SMT or finished product subcontracting services. Further, various of Diamond's subcontractors are located in international locations that, while offering low labor costs, may present heightened process control, quality control, political, infrastructure, transportation, delivery delay, in-transit inventory, tariff, regulatory, legal, import, export, economic or supply chain management risks.

Diamond depends on the personal computer and graphics accelerator markets, which are rapidly changing, highly cyclical and vulnerable to sharp changes in demand.

Sales of graphics and video accelerator subsystems accounted for greater than 77% and 75% of Diamond's net sales in 1998 and 1997, respectively, and 76% in the first half of 1999. Although Diamond has introduced audio subsystems, has entered the PC modem and home networking markets, and has entered into the PC consumer electronics market with its Rio Internet music player, graphics and video accelerator subsystems, particularly after the proposed merger with S3 Corporation, are expected to continue to account for a majority of Diamond's sales for the foreseeable future. A decline in demand or average selling prices for graphics and video accelerator subsystems, whether as a result of new competitive product introductions, price competition, excess supply, widespread cost reduction, technological change, incorporation of the products' functionality onto personal computer core logic chipsets and motherboards or otherwise, could materially and adversely affect Diamond's sales and operating results.

The capabilities of Diamond's products either are being or may in the future be provided by personal computer components and operating systems that are not sold by Diamond, thus potentially reducing demand for Diamond's products.

Diamond's graphics and multimedia accelerator subsystems are individual products that function within personal computers to provide additional multimedia functionality. Historically, as a given functionality becomes technologically stable and widely accepted by personal computer users, the cost of providing that functionality is typically reduced by means of large scale integration into semiconductor chips, which can be subsequently incorporated onto personal computer motherboards. While Diamond expects that this migration will not occur in a substantial way with advanced 3D graphics or Intel's accelerated graphics port, or AGP, in the near term due to the new, rapidly changing technologies in these areas, Diamond recognizes that the migration could occur with respect to the functionality provided by some of Diamond's current products, as well as with 3D graphics and the AGP bus over the longer term. While Diamond believes that a market will continue to exist for add-in subsystems that provide advanced or multiple functions and offer flexibility in systems and connectivity configuration, such as 3D graphics, home networking, and Internet connectivity, Diamond cannot assure you that the incorporation of new multimedia functions onto personal computer motherboards or into CPU microprocessors, such as under Intel's MMX, Whitney or AGP technologies, will not adversely affect the future market for Diamond's products. The continuation of a robust market for add-in graphics and video subsystems may depend on the timing and market acceptance of 3D graphics and digital video acceleration. This, in turn, may depend on the availability of compelling 3D graphics and digital video content, including games and entertainment, broadcast digital video, desktop video conferencing, and digital video over the Internet. This will be at least in part dependent on the availability of robust broadband communications to the home.

Similarly, the robustness of the communications market may depend largely on the widespread adoption of digital subscriber line (xDSL) and cable modem technologies in both client-side modems attached to the PC and server-side modems provided by Internet Service Providers and telephone network central offices, and the emergence of a robust, growing home networking market. The timing of major xDSL, cable modem and home networking technology introductions, and the market acceptance of these new technologies and standards, are beyond the control of Diamond.

Diamond believes that a large portion of the growth in the sales of personal computers may be in sealed systems which contain most functionality on a single systems board and are not able to be upgraded in the manner that most current personal computers can be upgraded. These sealed computers may contain a systems board that could include CPU, system memory, graphics, audio, and connectivity functionality on a single board. Diamond recently acquired Micronics for the purpose of obtaining technical and marketing expertise and brand acceptance in CPU motherboard design and to develop integrated multimedia system board products. However, Diamond cannot assure you that a significant market will exist for low-cost fixed system boards or that the acquisition of Micronics will enable Diamond to successfully compete in such an emerging market or in the current or future motherboard markets.

Recent consolidation in the graphics accelerator industry creates numerous risks for Diamond on a stand-alone basis.

Until the announcement of the agreement and plan of merger with S3, Diamond had pursued a strategy of "silicon agility," which entailed continuous evaluation of outside sources of graphics, modem, home networking, and audio chipsets. This strategy depends on a number of competitive suppliers of each of these products in order to ensure that Diamond is offering leading edge technology in each product line at prices with which Diamond can compete with competitors who design their own chipsets. In the recent past there have been instances of chipset suppliers acquiring their own add-in card manufacturing, marketing and distribution (for example, Evans & Sutherland Corp's purchase of Accel Graphics, 3Dfx's purchase of STB Systems, or the 3Dlabs Inc. acquisition of Dynamic Pictures Inc.). While these acquisitions in and of themselves are not material to the operations of Diamond, vertical integration acquisitions restrict the choices of chipset suppliers available to Diamond and thereby may reduce the likelihood that Diamond will have access to leading edge technology at prices which allow Diamond to compete with vertically integrated competitors such as ATI Technologies Inc., Matrox Graphics Inc., and 3Com Corporation. Diamond is currently proposing to merge with S3 Corporation in part to ensure that it has access to proprietary graphics and video silicon controller technology.

Diamond operates in intensely and increasingly competitive markets and some of its competitors have greater resources with which to compete.

The market for Diamond's products is highly competitive. Diamond competes directly against a large number of suppliers of multimedia and connectivity products for the PC such as Matrox Graphics Inc., 3Dfx Interactive Inc., Creative Technologies Inc., 3Com Corporation, and ATI Technologies Inc., and indirectly against PC systems OEMs to the extent that they manufacture their own add-in subsystems or incorporate on PC motherboards the functionality provided by Diamond's products. In certain markets where Diamond is a relatively new entrant, such as broadband modems, home networking, and consumer electronics Internet music players, Diamond may face dominant competitors including 3Com (home networking and modems), Creative Technologies, Inc. (sound cards, modems and Internet music players), Intel (home networking) and Sony Corp. (consumer electronic music players). In addition, Diamond's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies today primarily in the sound, modem, CPU, chipset or motherboard markets) emerge as competitors across broader or more integrated product categories.

In addition, manufacturers of chipsets or other components used in Diamond's products could become future competitors of Diamond to the extent that these manufacturers elect to integrate forward into the add-in subsystem or value-added software market (for example, the acquisition of STB Systems by 3Dfx), or as multimedia chipset manufacturers provide increasingly higher quality and more sophisticated software to their chipset customers, including subsystem suppliers competitive to Diamond. Also, certain of Diamond's current and potential competitors have significantly greater market presence, name recognition and financial and technical resources relative to Diamond, and many have long- standing market positions and established brand names in their respective markets. In addition, certain of Diamond's current and potential competitors also have a competitive cost advantage as a result of being located in areas that impose significantly lower taxes than the United States or offer a substantially lower cost of labor or provide governmental subsidies, such as research and development and employee training funds. Many of Diamond's current and potential competitors also design and manufacture their own graphics, video, sound, modem, home networking, or other multimedia or connectivity chipsets. The captive semiconductor operations of certain of Diamond's current and potential competitors could provide them with significant advantages, including greater control over semiconductor architecture and technology, component design, component performance, systems and software design, time to market, availability and cost. These risks would become all the more significant in the event that the proposed merger with S3 is not consummated.

Diamond also believes that the strategy of certain of its current and potential competitors is to compete largely on the basis of price, which may result in lower prices and lower margins for Diamond's products or otherwise adversely affect the market for Diamond's products. To the extent that semiconductor availability is relatively robust and software drivers and reference hardware designs from multimedia and connectivity chipset manufacturers are of high quality and sophistication, then competitors who sell such reference designs and compete largely on price with little value-added engineering may have a competitive cost or expense advantage relative to Diamond. Diamond cannot assure you that it will be able to continue to compete successfully in its current and future markets, or will be able to compete successfully against current and new competitors, as Diamond's technology, markets and products continue to evolve and mature.

Diamond significantly depends on its network of distributors and its retail chain, VAR and OEM customers.

Diamond sells its products through a network of domestic and international distributors, and directly to major retailers/mass merchants, VARs and OEM customers. Diamond's future success is dependent on the continued viability and financial stability of its customer base. The computer distribution and retail channels historically have been characterized by rapid change, including periods of widespread financial difficulties and consolidation and the emergence of alternative sales channels, such as direct mail order, telephone sales by PC manufacturers and Internet electronic commerce on the worldwide web. The loss of, or reduction in, sales to certain of Diamond's key customers as a result of changing market conditions, competition, or customer credit problems could have a material adverse effect on Diamond's operating results. Likewise, changes in distribution channel patterns, such as increased commerce on the Internet, increased use of mail-order catalogues, increased use of consumer-electronics channels for personal computer sales, or increased use of channel assembly to configure PC systems to fit customers' requirements could affect Diamond in ways not yet known. For example, the rapid emergence of Internet-based e-commerce is putting substantial strain on some of Diamond's traditional channels, and Diamond has invested substantial capital and management resources in developing its own Internet and EDI e-commerce capabilities. Moreover, additions to or changes in the types of products Diamond sells, such as the introduction of professional-grade products or the migration toward more communications-centric products, such as home networking and broadband modems, may require specialized value-added reseller channels, relations with which Diamond has only begun to establish.

Inventory levels of Diamond's products in the two-tier distribution channels used by Diamond, or channel inventory levels, generally are maintained in a range of one to two months of customer demand. Channel inventory levels tend toward the low end of the months-of-supply range when demand is stronger, sales are higher and products and components are in short supply. Conversely, when demand is slower, sales are lower and products and components are abundant, then channel inventory levels tend toward the high end of the months-of-supply range. Frequently, in these situations, Diamond attempts to ensure that distributors devote their working capital, sales and logistics resources to Diamond's products to a greater degree than to those of competitors. Similarly, Diamond's competitors attempt to ensure that their own products are receiving a disproportionately higher share of the distributors' working capital and logistics resources. In an environment of slower demand and abundant supply of products, price declines are more likely to occur and, should they occur, are more likely to be severe. Further, in such an event, high channel inventory levels may result in substantial price protection charges. Such price protection charges have the effect of reducing net sales and gross profit. Consequently, Diamond, in taking steps to bring its channel inventory levels down to a more desirable level, may cause a shortfall in net sales during one or more accounting periods. This was the case in the third quarter of 1998 as Diamond reduced channel inventory levels as part of its new short-cycle inventory model. While this is expected to reduce Diamond's exposure to future charges for price protection and excess inventory, it materially and adversely affected revenues for the third and fourth quarters. Such efforts to reduce channel inventory might also result in price protection charges if prices are decreased to move product out to final consumers, having an adverse impact on operating results. While Diamond believes that its channel inventory levels for many of its products are appropriate at this time, there are certain products which have a Channel Inventory Level that is higher than desirable. Diamond accrues for potential price protection charges on unsold channel inventory. However, Diamond cannot assure your that any estimates, reserves or accruals will be sufficient or that any future price reductions would not materially and adversely affect operating results.

Diamond is subject to risks relating to product returns and price protection.

Diamond frequently grants limited rights to customers to return certain unsold inventories of Diamond's products in exchange for new purchases, or Stock Rotation, as well as price protection on unsold inventory. Moreover, certain of Diamond's retail customers will readily accept returned products from their own retail customers, and these returned products are, in turn, returned to Diamond for credit. Diamond estimates returns and potential price protection on unsold channel inventory. Diamond accrues reserves for estimated returns, including warranty returns, and price protection and, since the fourth quarter of 1998, reserves the gross margin associated with channel inventory levels that exceed an estimated four weeks of demand. Diamond experienced significant price protection charges due to the transition from PCI to AGP-based graphics accelerators and from SGRAM to SDRAM-based graphics accelerators during the second, third and fourth quarters of 1998. Moreover, Diamond experienced significant price and revenue erosion and associated price protection on its Monster 3D II product line in the third and fourth quarters of 1998 as demand for that class of product declined and market prices also declined significantly. Diamond may be faced with further significant price protection charges as Diamond and its competitors move to reduce channel inventory levels of current products as new product introductions are made, such as Diamond's new Rio PMP500. However, Diamond cannot assure you that any estimates, reserves or accruals will be sufficient or that any future returns or price reductions will not have a material adverse effect on operating results, including through the mechanisms of stock rotation, price protection, or consumer end user rebates, particularly in light of the rapid product obsolescence which often occurs during product transitions. The short product life cycles of Diamond's products, the evolving markets for new multimedia and connectivity technologies such as home networking, cable or xDSL modems, portable digital music players and 3D graphics technologies, and the difficulty in predicting future sales through the distribution channels to the final end customer, all increase the risk that new product introductions, price reductions by Diamond or its competitors, or other factors affecting the personal computer and add-in subsystems industry could result in significant and unforeseen product returns, with such returns creating a material adverse effect on Diamond's financial performance. In addition, Diamond cannot assure you that new product introductions by competitors, particularly in the rapidly changing market for Internet appliances, or other market factors, such as the integration of graphics and video acceleration into core logic chipsets or onto system motherboards, will not require Diamond to reduce prices in a manner or at a time that gives rise to significant price protection charges and has a material adverse impact upon Diamond's gross margins.

Furthermore, the markets that Diamond serves include end users that buy from computer retail and consumer electronics mass merchant outlets to upgrade their existing PCs. Such customers frequently decide to return products to the retail outlets from which they earlier purchased the product. These returns are made for a variety of reasons, including the customer changing his or her mind regarding his or her purchase decision, the customer having difficulty with the installation or use of the product, the product not offering the features, functions or performance that the customer expected, or the customer experiencing incompatibilities between the product and his or her existing PC hardware or software. Since many of the products that Diamond sells incorporate advanced computer technology, Diamond expects that end-user customer returns, including warranty returns, will be a continuing negative attribute of supplying to the PC installed-base upgrade market. Diamond cannot assure you that it will be able to achieve gross margins in the PC installed-base upgrade market that will be high enough to offset the expenses of end-user customer returns and still generate an acceptable return on sales.

Diamond is subject to numerous risks relating to OEM Customers.

Diamond currently has a limited number of tier-1 OEM customers. While Diamond is seeking to increase its sales to the leading tier-1 OEMs, certain OEMs maintain internal add-in subsystem design and manufacturing capabilities or have long-standing relationships with competitors of Diamond, and Diamond cannot assure you that it will be successful in its efforts to increase its OEM sales. Moreover, developing supplier relationships with major PC systems OEMs and installing the processes, procedures and controls required by such OEMs can be an expensive and time-consuming process, and Diamond cannot assure you that it will achieve an acceptable financial return on this investment. Further, to the extent that PC systems OEMs selection criteria are weighted toward multimedia subsystem suppliers that have their own captive SMT manufacturing operations, then Diamond's sole reliance on outside SMT subcontract manufacturers may be a negative factor in winning such PC systems suppliers' OEM contracts.

It is expected that OEM revenue will carry a lower gross margin percentage compared to sales to other channels due to perceived lower expenses to support such OEM revenue and the buying power exercised by large OEMs. Furthermore, many large OEMs require that distribution hubs be established local to their factories to supply such factories on very short notice. These hubs represent a cash drain on Diamond to support the required inventory, and a product obsolescence and inventory write-off risk as the price of such inventory may decline or reach the end of its useful life or the design-in life at the OEM before such inventory, which may be specific to a certain OEM, is completely consumed. Diamond's contractual relationships with Dell, Micron and Compaq regarding such hubs may represent product obsolescence and inventory write-off risks.

Diamond's products are priced for and generally aimed at the higher performance and higher quality segment of the market. Therefore, to the extent that OEMs focus on low-cost solutions rather than high-performance solutions, an increase in the proportion of Diamond's sales to OEMs may result in an increase in the proportion of Diamond's revenue that is generated by lower-selling-price and lower-gross-margin products, particularly with respect to Diamond's home networking and modem products, which could adversely affect future gross margins and operating results of Diamond.

The markets in which Diamond operates are subject to rapid technological change and product obsolescence, and if Diamond does not accurately forecast customer demand and develop, market and introduce products in a timely manner, its business would be seriously harmed.

The markets for Diamond's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. For example, 3D technology is evolving rapidly in the graphics and audio markets, memory architectures and speeds are changing rapidly, and Internet music secure transmission techniques and navigation technologies are still being refined. Product life cycles in Diamond's markets frequently range from six to twelve months. Diamond's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functions that meet changing customer requirements in a cost-effective manner. Further, if Diamond is successful in the development and market introduction of new products, it must still correctly forecast customer demand for such new products so as to avoid either excessive unsold inventory or excessive unfilled orders related to the products. The task of forecasting such customer demand is unusually difficult for new products, for which there is little sales history, and for indirect channels, where Diamond's customers are not the final end customers. Moreover, whenever Diamond launches new products, it must also successfully manage the corollary obsolescence and price erosion of those of its older products that are impacted by such new products, as well as any resulting price protection charges and stock rotations from its distribution channels. During the second quarter of 1998, Diamond experienced large price protection charges with respect to the decline in average selling prices of graphics accelerators due to the SGRAM to SDRAM transition of mainstream graphics accelerators and other competitive pressures. Due to the much lower cost of SDRAM solutions SGRAM prices fell in competition thereby lowering manufacturing costs of graphics accelerators. Diamond, forced to meet the pricing actions of its competitors, lowered prices, triggering larger than normal or expected price protection and eroding the value of some of Diamond's on hand inventory. A similar phenomenon occurred in the third and fourth quarters of 1998 relative to Diamond's Monster 3D II product line based on 3Dfx Interactive's Voodoo 2 chipset.

Diamond is subject to a number of risks related to its international operations and sales to international markets.

Diamond's international sales are subject to a number of risks generally associated with international business operations, including:

-- the effect on demand for Diamond's products in international markets as a result of a strengthening or weakening U.S. dollar;
-- the effect of currency fluctuations on consolidated multinational financial results;
-- any state-imposed restrictions on the repatriation of funds, any import and export duties and restrictions;
--  certain international economic conditions;
-- the expenses, time and technical resources required to localize Diamond's various products and to support local languages;
-- the logistical difficulties of managing multinational operations and dispersed product inventory designed or manufactured to meet specific countries' requirements; and
-- the delays and expenses associated with homologating Diamond's telecommunications products and securing the necessary governmental approvals for shipment to various countries.

Diamond's international sales can also be affected if inventory sold by Diamond to its international distributors and OEMs and held by them or their customers does not sell through to final end customers, which may impact international distributor or OEM orders in the succeeding periods. Diamond believes that it generally has less information with respect to the inventory levels held by its international OEMs and distributors as compared to their domestic counterparts, and that the supply chain to such international customers is longer, and that therefore Diamond generally has less visibility on how this held inventory might affect future orders to and sales by Diamond. In the event that international OEMs or distributors change their desired inventory levels, Diamond cannot assure you that net sales to such customers will not decline at that time or in future periods, or that Diamond will not incur price protection charges with respect to those customers.

During the first three quarters of 1998, sales in Asia and Southeast Asia were below expected levels. The lack of sales in the Asian market were primarily related to the lack of credit facilities available to customers in those markets for Diamond's products and other products necessary for those customers to sell complete products. While Asian markets have begun to recover, Diamond expects continued volatility and sluggishness in sales to Asia and Southeast Asia during 1999 as well as very slow sales to Latin America for the foreseeable future.

Diamond's investment in information technology and telecommunications systems could negatively affect its operating results in a given period, and represents a large capital commitment that may negatively impact its cash flow.

Diamond is currently making significant investments in establishing systems, processes and procedures to more efficiently and effectively manage its worldwide business and enable communications and data sharing among its employees and various business units and to conduct electronic business transactions with its commercial customers (EDI) and its consumer customers (Internet e-commerce). This effort comprises a significant investment of expense and capital funds, as well as a drain on management resources, for the installation of information technology, or IT, network and telecommunications equipment and IT applications. As part of this program to install IT systems throughout Diamond and attached to the Internet, management has begun installation of an enhanced enterprise-wide business management, resource planning and decision support application. Further, in order to more effectively manage Diamond's business and avert Year 2000 issues, Diamond is implementing this new ERP application and the associated processes and procedures and installing the associated IT equipment in order for it to be fully operational no later than by the third quarter of 1999. Associated with this, Diamond is implementing e-commerce, product data management and customer support system upgrades. These efforts are expected to comprise a further substantial investment of capital, expenses and management resources by Diamond during the second half of 1999.

Diamond may encounter year 2000 compliance problems involving business and administrative systems, which could negatively affect its operations and financial results.

Many existing computer systems and applications, as well as numerous embedded control devices, use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, these systems, applications or control devices could fail or create erroneous results unless corrected so that they can process data related to the year 2000. Diamond relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. Diamond also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data and movement of both components and products. Diamond recently completed the first phase of a project to upgrade the computer hardware and software it uses to operate, monitor and manage its business on a day to day basis. At the end of the third quarter of 1998, Diamond's operations were converted to this system on an integrated, world-wide basis. This effort was undertaken to significantly improve the tools and information available to manage Diamond. These tools have the added benefit of managing data with dates beyond December 31, 1999 as indicated by the vendors. Diamond continues to test such capabilities as part of its post-implementation process. This testing was successfully completed on schedule for all major computer based applications during the second quarter of 1999. Diamond's current estimate is that the costs specifically associated with this testing and validation process will not have a material adverse effect on the result of operations or financial position of Diamond in any given year. Despite Diamond's efforts to address the year 2000 impact on its internal systems, it is impossible to know with certainty the impact the year 2000 issue will have on the business and what additional expenses may be incurred. See "Diamond's investment in information technology and telecommunications could negatively affect its operating results."

In addition, even if the internal systems of Diamond are not materially affected by the year 2000 issue, Diamond could be affected through disruption in the operation of the enterprises with which Diamond interacts. Diamond continues to identify significant external agents such as service providers, vendors, suppliers and customers and attempts to reasonably determine their ability to manage year 2000 issues.

The total costs associated with year 2000 compliance are not expected to be material to Diamond's financial position. The most significant cost was averted by Diamond's otherwise planned ERP installation. Ongoing compliance efforts including IT systems testing and the review of external agents will be carried out in the normal course of business. Diamond has not attempted to isolate and specifically identify total expenses associated with this effort. It is not possible for Diamond to determine with certainty the impact of the year 2000 problem due to internal computer systems or external agents. The failure to correct a material year 2000 problem or to anticipate and mitigate a problem with an external agent could result in an interruption in or failure of normal business activities or operations. Those failures could materially and adversely affect Diamond's results of operations, liquidity and financial condition. Contingency plans will be developed if it appears Diamond or its key external agents will not be year 2000 compliant, and if such compliance is expected to have a material adverse impact on Diamond's operations.

Diamond relies on intellectual property and other proprietary information that may not be adequately protected and that may be expensive to protect.

While Diamond had 18 issued U.S. Patents and 19 pending U.S. Patent Applications at March 31, 1999, it nonetheless relies primarily on a combination of trademark, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights. Diamond cannot assure you that its measures to protect its proprietary rights will deter or prevent unauthorized use of Diamond's technology, brand or other proprietary or intellectual property. In addition, the laws of certain foreign countries may not protect Diamond's proprietary rights to the same extent as do the laws of the United States or the EC. As is typical in its industry, Diamond from time to time is subject to legal claims asserting that Diamond has violated the proprietary rights of third parties. In the event that a third party was to sustain a valid claim against Diamond, and any required licenses were not available on commercially reasonable terms, Diamond's operating results could be materially and adversely affected. Litigation, which could result in substantial cost and diversion of the resources of Diamond, may also be necessary to enforce proprietary rights of Diamond or to defend Diamond against claimed infringement of the proprietary rights of others.

Diamond's stock price may be volatile.

The trading price of Diamond's Common stock has been subject to significant fluctuations to date, and could be subject to wide fluctuations in the future in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or significant OEM systems design wins by Diamond or its competitors, general conditions in the markets for Diamond's products or the computer industry, the price and availability of purchased components, general financial market conditions, market conditions for PC or semiconductor stocks, changes in earnings estimates by analysts, or other events or factors. In this regard, Diamond does not endorse and accepts no responsibility for the estimates or recommendations issued by stock research analysts from time to time. In addition, the public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of Diamond's Common stock.

Diamond may not be able to hire, motivate and retain key personnel.

Diamond's future success will depend to a significant extent upon the efforts and abilities of its senior management and professional, technical, sales and marketing personnel. The competition for these personnel is intense, particularly in the San Jose, California area, or the Silicon Valley. There can be no assurance that Diamond will be successful in retaining its existing key personnel or in attracting and retaining the additional key personnel that it requires. The loss of services of one or more of its key personnel or the inability to add or replace key personnel could have a material adverse effect on Diamond. The salary, performance bonus and stock option packages necessary to recruit or retain key personnel, particularly in Silicon Valley, may significantly increase Diamond's expense levels or result in dilution to Diamond's earnings per share. Diamond does not carry "key person" life insurance on any of its employees.

Diamond is a party to several legal proceedings, including actions involving allegations of securities violations.

Diamond has been named as a defendant in several putative class action lawsuits which were filed in June and July of 1996 and in June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities law and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. Diamond believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. No trial date has been set for any of these actions.

On August 4, 1999, a purported class action complaint was filed against the Company and the members of its Board of Directors. The complaint purports to be brought on behalf of all the stockholders of the Company. The complaint arises out of the pending merger of the Company with S3. The complaint alleges that the Company and the members of the Board of Directors breached their fiduciary duties to the stockholders by failing to obtain reasonable consideration for the Company's stockholders in the S3 transaction. The complaint seeks an injunction against the transaction, rescission of the transaction, compensatory damages, and other remedies. The defendants have not yet responded to the complaint. No trial date or other schedule has been established in this matter.

On April 23, 1999, 3Dfx Interactive, Inc. ("3Dfx") filed a lawsuit against the Company for breach of contract based upon unpaid invoices in the amount of $3,895,225. On June 4, 1999 the Company filed an answer and cross-complaint alleging breach of contract, breach of the implied covenant of good faith and fair dealing, breach of implied warranty and negligence. The Company's cross-claim seeks offsets totaling $4,868,035 for (1) 3Dfx's breach of an agreement to provide price advantages and other "most favored customer" terms to the Company and (2) defective 3Dfx product. These damages totally offset the amount claimed by 3Dfx for unpaid invoices and result in a net claim of $941,155 by the Company. At the time it filed its complaint, 3Dfx sought to attach Company assets worth $3,895,225. On June 16, 1999 the court issued a right to attach order in the amount of $2,859,035. The Company thereafter substituted a bond for the attached property, and all attached assets were released. Although discovery has commenced, the parties are pursuing a mediation of their dispute. The Company has amended its cross-complaint to seek an accounting of 3Dfx's business records to facilitate the determination of the Company's damages. No trial date has been set.

Sega initiated a claim for arbitration in Tokyo, Japan against the Company in December 1998. The claim arises out of an agreement entered into between Sega and the Company in September 1995, in which Sega agreed to provide the Company with Sega game software that the Company would bundle with its 3-D graphics board "The Edge." Sega claims that the Company breached the parties' agreement by failing to pay Sega a contractual minimum royalty fee for the games as set forth in the agreement. Sega claims as damages unpaid royalties and pre-judgment interest of approximately twelve million dollars ($12,000,000). On
May 28, 1999, the Company responded to Sega's claims by filing an answer in which it denied the material allegations of Sega's claims. The Company will file a supplemental brief on these issues with the arbitration panel on or before August 23, 1999. A hearing on the merits of this action is currently scheduled for September 2, 1999.
The Company contests the material allegations of Sega's claims. In addition, the Company has pleaded that Sega's failure to provide it with 3-D optimized game software on a timely basis adversely affected sales of The Edge. The Company claims that these lost sales and profits therefrom should provide an offset to Sega's claims in the arbitration.

Diamond is also party to other claims and pending legal proceedings that generally involve employment and trademark issues. These cases are, in the opinion of management, ordinary and routine matters incidental to the normal business conducted by Diamond. In the opinion of management, the ultimate disposition of these proceedings will not have a materially adverse effect on Diamond's consolidated financial position or future results of operations.

The ultimate outcome of the actions described above cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying financial statements.

On August 2, 1999, the Company and the Recording Industry Association of America, Inc. (the "RIAA") entered into a settlement, pursuant to which the lawsuit filed by the RIAA against the Company is to be dismissed. The Company and the RIAA have announced the mutually satisfactory resolution of outstanding legal issues. The terms of the settlement are confidential.


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. The nature and scope of market risks addressed therein have not materially changed.

PART II         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Diamond has been named as a defendant in several putative class action lawsuits which were filed in June and July of 1996 and in June 1997 in the California Superior Court for Santa Clara County and the U.S. District Court for the Northern District of California. Certain executive officers and directors of Diamond are also named as defendants. The plaintiffs purport to represent a class of all persons who purchased Diamond's Common stock between October 18, 1995 and June 20, 1996 (the "Class Period"). The complaints allege claims under the federal securities law and California law. The plaintiffs allege that Diamond and the other defendants made various material misrepresentations and omissions during the Class Period. The complaints do not specify the amount of damages sought. Diamond believes that it has good defenses to the claims alleged in the lawsuits and will defend itself vigorously against these actions. No trial date has been set for any of these actions.

On August 4, 1999, a purported class action complaint was filed against the Company and the members of its Board of Directors. The complaint purports to be brought on behalf of all the stockholders of the Company. The complaint arises out of the pending merger of the Company with S3. The complaint alleges that the Company and the members of the Board of Directors breached their fiduciary duties to the stockholders by failing to obtain reasonable consideration for the Company's stockholders in the S3 transaction. The complaint seeks an injunction against the transaction, rescission of the transaction, compensatory damages, and other remedies. The defendants have not yet responded to the complaint. No trial date or other schedule has been established in this matter.

On April 23, 1999, 3Dfx Interactive, Inc. ("3Dfx") filed a lawsuit against the Company for breach of contract based upon unpaid invoices in the amount of $3,895,225. On June 4, 1999 the Company filed an answer and cross-complaint alleging breach of contract, breach of the implied covenant of good faith and fair dealing, breach of implied warranty and negligence. The Company's cross-claim seeks offsets totaling $4,868,035 for (1) 3Dfx's breach of an agreement to provide price advantages and other "most favored customer" terms to the Company and (2) defective 3Dfx product. These damages totally offset the amount claimed by 3Dfx for unpaid invoices and result in a net claim of $941,155 by the Company. At the time it filed its complaint, 3Dfx sought to attach Company assets worth $3,895,225. On June 16, 1999 the court issued a right to attach order in the amount of $2,859,035. The Company thereafter substituted a bond for the attached property, and all attached assets were released. Although discovery has commenced, the parties are pursuing a mediation of their dispute. The Company has amended its cross-complaint to seek an accounting of 3Dfx's business records to facilitate the determination of the Company's damages. No trial date has been set.

Sega initiated a claim for arbitration in Tokyo, Japan against the Company in December 1998. The claim arises out of an agreement entered into between Sega and the Company in September 1995, in which Sega agreed to provide the Company with Sega game software that the Company would bundle with its 3-D graphics board "The Edge." Sega claims that the Company breached the parties' agreement by failing to pay Sega a contractual minimum royalty fee for the games as set forth in the agreement. Sega claims as damages unpaid royalties and pre-judgment interest of approximately twelve million dollars ($12,000,000). On
May 28, 1999, the Company responded to Sega's claims by filing an answer in which it denied the material allegations of Sega's claims. The Company will file a supplemental brief on these issues with the arbitration panel on or before August 23, 1999. A hearing on the merits of this action is currently scheduled for September 2, 1999.
The Company contests the material allegations of Sega's claims. In addition, the Company has pleaded that Sega's failure to provide it with 3-D optimized game software on a timely basis adversely affected sales of The Edge. The Company claims that these lost sales and profits therefrom should provide an offset to Sega's claims in the arbitration.

Diamond is also party to other claims and pending legal proceedings that generally involve employment and trademark issues. These cases are, in the opinion of management, ordinary and routine matters incidental to the normal business conducted by Diamond. In the opinion of management, the ultimate disposition of such proceedings will not have a materially adverse effect on Diamond's consolidated financial position or future results of operations.

The ultimate outcome of the actions described above cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying financial statements.

On August 2, 1999, the Company and the Recording Industry Association of America, Inc. (the "RIAA") entered into a settlement, pursuant to which the lawsuit filed by the RIAA against the Company is to be dismissed. The Company and the RIAA have announced the mutually satisfactory resolution of outstanding legal issues. The terms of the settlement are confidential.


ITEM 2.         CHANGES IN SECURITIES

Not applicable.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS The following matters were approved at Diamond's Annual Meeting of Stockholders held on May 21, 1999.

a) The following Directors were elected:

Directors                       Votes For               Withheld

        William Schroeder               25,598,927              3,396,548
        Bruce C. Edwards                25,877,522              3,117,953
        Carl W. Nuen                    25,857,942              3,137,533
        Gregorio Reyes                  25,857,828              3,137,647
        Jeffrey D. Saper                25,892,812              3,102,663
        James T. Schraith               25,880,044              3,115,431

b) The shareholders approved the following proposals:

                                            Number of Common Shares Voted
                                    For       Against     Abstain    Non-Vote
                                ----------  ----------  ----------  ----------
To approve an amendment to
the 1995 Employee Stock
Purchase Plan                   26,975,579   1,935,370       4,526   6,291,177

To approve an amendment to
the 1995 Director Option
Plan                            25,958,406   2,955,311      81,758   6,291,177

To ratify the appointment of
PricewaterhouseCoopers LLP
as independent accountants      28,347,290     523,535     124,650   6,291,177


ITEM 5.         OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) under the Securities and Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non-Rule 14a-8 stockholder proposal raised at Diamond's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless the stockholder has notified Diamond of such proposal at least 45 days prior to the month and day on which Diamond mailed its prior year's proxy statement. Since Diamond mailed its proxy statement for the 1999 annual meeting of stockholders on April 26, 1999, the deadline for receipt of any such stockholder proposal for the 2000 annual meeting of stockholders is March 12, 2000.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

        10.1 Change of Control Severance Agreement with William J. Schroeder dated June 21, 1999.

        27.1    Financial Data Schedule (refer to EDGAR Filing)

Reports on Form 8-K

        Merger Agreement and Credit Agreement between Diamond and S3 as filed on Form 8-K on June 25, 1999 and as amended on Form 8-K/A on July 13, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DIAMOND MULTIMEDIA SYSTEMS, INC.



Date:   August 13, 1999   /s/  William J. Schroeder
                               William J. Schroeder
                               President and Chief Executive Officer


Date:   August 13, 1999   /s/  James M. Walker
                               James M. Walker
                               Senior Vice President and Chief Financial Officer